Form 10-Q
period 1995-09-30
MEDNET MPC CORP
filed 1995-11-15
CIK 832485

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                               ---------------------------
OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from

Commission file number               0-17120
                         ----------------------------------

                            Mednet, MPC Corporation
             (Exact name of registrant as specified in its charter)

        Nevada                                        88-0215949
 State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization                     Identification No.)

871-C Grier Drive, Las Vegas, Nevada                     89119
(Address of principal executive offices)              (Zip Code)

                                 (702) 361-3119
              (Registrant's telephone number, including area code)




     (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock                            Amount Outstanding
-------------------------------         ------------------------------------

$.001 par value Common Shares                25,997,643 Common Shares
                                             at September 30, 1995
$.01 par value Preferred Shares              367,500 Shares at
                                             September 30, 1995

                            MEDNET, MPC CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                           Sept. 30,      Dec. 31,
                                                             1995           1994
                                                          ----------     ----------
Assets

Current assets:
   Cash and cash equivalents .........................     1,634,000      1,711,000
   Accounts receivable, less allowance for doubtful
      accounts and return of and $780,000 at
      December 31, 1994 and $878,000 at Sept. 30, 1995    12,725,000      8,087,000
   Inventories .......................................     2,866,000      1,334,000
   Other current assets ..............................       360,000        104,000


      Total current assets ...........................    17,585,000     11,236,000


Property, plant and equipment ........................     1,583,000      1,184,000
Intangible assets ....................................    19,225,000      9,308,000
Other assets .........................................     1,195,000        589,000


      Total assets ...................................    39,588,000     22,317,000




Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ..................................    10,691,000      6,545,000
   Accrued expenses ..................................       953,000      1,013,000
   Current portion of long-term debt .................     3,576,000      2,258,000


      Total current liabilities ......................    15,220,000      9,816,000

Long-term debt .......................................     3,649,000        595,000


Preferred stock: $.01 par value, (367,500
 outstanding at Sept. 30, 1995) ......................         4,000            -0-
Common stock: $.001 par value, (25,997,643 and
 23,797,747 issued and outstanding at Sept. 30, 1995
 and Dec. 31, 1994) ..................................        26,000         24,000
Additional paid-in capital ...........................    43,219,000     32,138,000
Accumulated deficit ..................................   (22,530,000)   (20,256,000)


Stockholders' equity .................................    20,719,000     11,906,000


      Total liabilities and stockholders' equity .....    39,588,000     22,317,000


                            MEDNET, MPC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         For the Three Months
                                                                          Ended September 30,
                                                                          1995           1994
                                                                       ----------     ----------


Sales .............................................................    27,449,000     18,380,000
Less: cost of sales ...............................................    23,390,000     16,681,000


Gross profit ......................................................     4,059,000      1,699,000


Selling, general and administrative expenses:
   Salaries and benefits ..........................................     2,133,000        860,000
   Marketing and advertising ......................................       238,000        318,000
   Other administrative expenses ..................................     1,399,000      1,689,000


   Total selling, general and administrative expenses .............     3,770,000      2,867,000


       Operating income (loss) before depreciation and amortization       289,000     (1,168,000)

Depreciation and amortization .....................................       649,000        177,000


       Operating profit/(loss) ....................................      (360,000)    (1,345,000)

Other income (expense):
   Interest, dividend and rental income ...........................        11,000         20,000
   Interest expense ...............................................      (200,000)       (91,000)
   Subsidiary operations for period not owned .....................      (180,000)       196,000
   Other net ......................................................       (41,000)      (174,000)


      Total other income (expense) ................................      (410,000)       (49,000)


   Net loss .......................................................      (770,000)    (1,394,000)


   Net loss per common share ......................................   $      (.03)             $
                                                                                            (.07)



   Weighted average equivalent number of shares ...................    24,338,791     21,433,191


                            MEDNET, MPC CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                          1995           1994
                                                                       ----------     ----------

Sales .............................................................    83,693,000     48,869,000
Less: cost of sales ...............................................    71,262,000     42,519,000


Gross profit ......................................................    12,431,000      6,350,000


Selling, general and administrative expenses:
   Salaries and benefits ..........................................     6,398,000      3,384,000
   Marketing and advertising ......................................       731,000        608,000
   Other administrative expenses ..................................     4,008,000      3,784,000


   Total selling, general and administrative expenses .............    11,137,000      7,776,000


       Operating income (loss) before depreciation and amortization     1,294,000     (1,426,000)

Depreciation and amortization .....................................     1,854,000      1,517,000


       Operating profit/(loss) ....................................      (560,000)    (2,943,000)

Other income (expense):
   Interest, dividend and rental income ...........................        31,000         48,000
   Interest expense ...............................................      (627,000)      (314,000)
   Subsidiary operations for period not owned .....................      (982,000)       321,000
   Other net ......................................................      (134,000)       (75,000)


      Total other income (expense) ................................    (1,712,000)       (20,000)


   Net loss .......................................................    (2,272,000)    (2,963,000)


   Net loss per common share ......................................   $      (.09)   $      (.14)



   Weighted average equivalent number of shares ...................    24,041,758     21,011,662


                            MEDNET, MPC CORPORATION
                             STATEMENT OF CASH FLOW




                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                        --------------------------
                                                                            1995           1994
                                                                        -----------    -----------

Cash flows from (used for) operating activities:
   Cash received from customers .....................................    79,055,000     31,655,000
   Cash paid to suppliers and employees .............................   (80,707,000)   (34,745,000)
   Net interest paid ................................................      (596,000)      (221,000)
   Rental income ....................................................           -0-         10,000
   Other net ........................................................      (134,000)        25,000


      Net cash used for operating activities ........................    (2,382,000)    (3,276,000)


Cash flows from (used for) investing activities:
   Purchase of property and equipment ...............................      (774,000)      (630,000)
   Purchase of intangible assets ....................................   (11,458,000)



      Net cash from (used for) investing activities .................   (12,232,000)      (630,000)




Cash flows from (used for) financing activities:
   Repayment of borrowings ..........................................    (1,152,000)    (1,374,000)
   Net proceeds from issuance of common stock .......................     4,889,000      5,152,000
   Net proceeds from issuance of preferred stock ....................     7,300,000
   Net proceeds from borrowings .....................................     3,500,000


      Net cash from (used for) financing activities .................    14,537,000      3,778,000


Net (decrease) increase in cash .....................................       (77,000)      (128,000)
Cash balance, beginning of period ...................................     1,711,000      1,220,000


Cash balance, end of period .........................................     1,634,000      1,092,000



Reconciliation of net loss to net cash used for operating activities:
   Net loss .........................................................    (2,272,000)    (2,963,000)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
      Net gain of subsidiaries for period not owned .................       982,000
      Depreciation and amortization .................................     1,854,000      1,517,000
   Change in assets and liabilities:
      (Increase) in accounts receivable .............................    (4,638,000)    (2,944,000)
      (Increase) Decrease in inventories ............................    (1,532,000)       132,000
      (Increase) Decrease in other current assets ...................      (256,000)       244,000
      (Increase) in other assets ....................................      (606,000)       (10,000)
      (Decrease) in accrued expenses ................................       (60,000)      (214,000)
      Increase in accounts payable ..................................     4,146,000        962,000



Net cash used for operating activities ..............................    (2,382,000)    (3,276,000)


                            MEDNET, MPC CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1995

(1)   Basis of Presentation

The consolidated financial statements included herein include the accounts of Mednet and its subsidiaries (the "Company"), Medi-Mail, Inc., Medi-Phar, Inc., Medi-Claim, Inc. and Family Pharmaceutical of America, Inc. In the opinion of Management, all adjustments considered necessary for fair presentation have been reflected in the consolidated financial statements. These adjustments are of a normal, recurring nature. Operating results for the quarter ended September 30, 1995 are not necessarily indicative of those expected for the full year. Certain prior year amounts have been adjusted and reclassified to conform to the 1995 presentation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 1994. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1994 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)   Subsequent Event

In October 1995, Foothill Capital Corporation conditionally approved a $20 million revolver and is expected to be concluded on or before November 17, 1995.

(3)   Commitments and Contingencies

On or about February 23, 1995, a purported shareholder of the Company served the Company with a complaint filed on January 12, 1995 in the United Stated District Court for the Southern District of California against the Company and one of its executive officers. The complaint alleged that, during the period of July 1, 1993 through March 31, 1994, the defendants omitted material information about the Company and misrepresented information relating to the growth of the Company in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks to proceed as a class action on behalf of certain persons who purchased shares of the Company's Common Stock during the period July 1, 1993 through March 31, 1994 and who were allegedly damaged. The complaint seeks compensatory damages in an unspecified amount and costs and expenses relating to the complaint, including reasonable attorney's fees. The Company believes these claims are meritless and is vigorously defending this action.

The Company is not a party to any other legal proceeding which, in its belief, could have a material adverse effect on the Company.

(4)   Business Combinations

On September 15, 1995, the Company acquired the assets of Home Pharmacy from ArcVentures, Inc. The acquisition is accounted for as a purchase. Consistent with its treatment of prior acquisitions, the Company has included the operations of the acquired business for the entire year to date in its operating statements for the nine months ended September 30, 1995 with a single line item to subtract the profit of the acquired business for periods prior to acquisition.

The amounts included in the statement of operations for Home Pharmacy operations prior to September 15, 1995 are as follows:



Purchase Price:
      Cash paid ..........................................           $ 8,000,000
      Promissory notes payable ...........................             2,500,000
                                                                     -----------
                                                                      10,500,000

      Cost of acquisition incurred .......................             1,587,000
                                                                     -----------
                                                                     $12,087,000
                                                                     ===========

The acquisition was accounted for as a purchase whereby the assets acquired were recorded at their fair market value. The excess of cost over the net identifiable assets acquired is reflected as goodwill and is being amortized over 25 years under the straight-line method. The allocation of the purchase price was as follows:

Inventory ...............................................            $   500,000
      Property & equipment ..............................                400,000
      Customer contracts ................................              2,407,000
      Covenant-not to compete ...........................                100,000
      Goodwill ..........................................            $ 8,680,000
                                                                     -----------
                                                                     $12,087,000
                                                                     ===========


The Company has elected to consolidate the operations of Home Pharmacy retroactively to January 1, 1995; therefore, the pre-acquisition gain of $982,000 has been deducted to the consolidated statements of operations for the quarter ended September 30, 1995. The effect of this consolidation of operations prior to acquisition was to increase net sales for the nine months ended September 30, 1995 by approximately $30,629,000.

(5)   Special Item

On September 15, 1995, the Company sold its building in San Diego, California, and realized a gain of $34,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1995

Results of Operations

The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods presented:




                                                                           Three Months Ended                 Nine Months Ended
                                                                                Sept 30,                           Sept 30,
                                                                        1995              1994             1995                1994

Sales ......................................................           100.00            100.00            100.00            100.00

Cost of sales ..............................................            84.80             90.75             85.16             87.01

Selling, general and admin expenses
 Salaries and benefits .....................................             7.39              4.68              7.64              6.93

 Marketing and advertising .................................             0.80              1.73              0.87              1.24
 Other admin expenses ......................................             4.44              9.19              4.79              7.74
                                                                       ------            ------            ------            ------

 Total SG&A expenses .......................................            12.63             15.60             13.30             15.91

 Operating gain/(loss) before
  depreciation & amortization ..............................             2.57             (6.35)             1.54             (2.92)

 Depreciation & amortization ...............................             1.51              0.96              2.21              3.10


 Operating gain/(loss) .....................................             1.06             (7.31)            (0.67)            (6.02)


Other income (expense)
 Interest and dividend income ..............................             0.02              0.11              0.04              0.09

 Interest expense ..........................................            (0.56)            (0.50)            (0.75)            (0.64)
 Subsidiary operations for
  period not owned .........................................            (2.02)             1.07             (1.17)             0.66

 Rental income .............................................             0.00              0.00              0.00              0.00
 Write-down of building ....................................             0.00              0.00              0.00              0.00
 Debt conversion expense ...................................             0.00              0.00              0.00              0.00
 Other, net ................................................            (0.08)            (0.95)            (0.16)            (0.15)
                                                                                         ------            ------            ------


 Total other expense .......................................            (2.64)            (0.27)            (2.04)            (0.04)


Net income/(loss) ..........................................            (1.58)            (7.58)            (2.71)            (6.06)
                                                                       ------            ------            ------            ------


On September 15, 1995, the Company acquired the assets of Home Pharmacy from ArcVentures, Inc. The acquisition is accounted for as a purchase. Consistent with its treatment of prior acquisitions, the Company has included the operations of the acquired business for the entire year to date in its operating statements for the nine months ended September 30, 1995 with a single line item to subtract the profit of the acquired business for periods prior to acquisition.

Consolidated net sales for the quarter ended September 30, 1995 increased by 49.3% or $9,069,000 from $18,380,000 for the prior year's quarter to $27,449,000. The sales increase is primarily attributable to $9,453,000 from pre-acquisition operations of Home Pharmacy. Net sales for the Company excluding Home Pharmacy decreased by $384,000 or 2% compared to the prior year's quarter.

Year to date net sales increased by 71.3% or $34,824,000 over the first nine months of 1994. The sales increase is primarily attributable to $30,629,000 from pre-acquisition operations of Home Pharmacy.

Costs of sales decreased as a percentage of net sales but increased in total dollars for the quarter ended September 30, 1995 and the nine months ending September 30, 1995 compared to the same periods in the prior year. The fluctuation in cost of sales as a percentage and in dollar amount is primarily attributable to increased gross margin from Medi-Claim sales resulting from changes in product mix, increased higher margin mail service sales from Home Pharmacy and unusually high inventory expenses in the prior year's quarter. The increase in the absolute dollar value is mainly due to the inclusion of the operations of Home Pharmacy.

Selling, general and administrative decreased as a percentage of net sales but increased in total dollars for the quarter ended September 30, 1995 and the nine months ending in September 30, 1995 compared to the same periods in the prior year. The increase in total dollars is primarily due to the inclusion of Home Pharmacy operations.

The Company's results from operations before depreciation and amortization (EBITDA) for both the quarter and the nine months increased as a percentage of net sales and in total dollars. The Company had EBITDA profit of $289,000 and $1,294,000 for the three and nine months ended September 30, 1995, respectively, compared to EBITDA losses of $1,168,000 and $1,426,000 for the three and nine month periods of the prior year.

The Company's depreciation and amortization expense consists of the depreciation of property and equipment and the amortization of intangibles arising from acquisitions and internally developed software.

Depreciation and amortization increased by 266.7% or $472,000 for the quarter ended September 30, 1995 compared to the same period in calendar year 1994. Depreciation and amortization as a percent of net sales were 1.51% for the quarter ended September 30, 1995, compared to .96% for the same period in the prior year. The increase in depreciation and amortization is primarily attributable to the intangibles acquired in the fourth quarter of 1994.

Depreciation and amortization increased by 22% or $337,000 for the nine months ended September 30, 1995 compared to the same period in calendar year 1994. Depreciation and amortization as a percent of net sales were 2.21% for the nine months ended September 30, 1995 compared to 3.10% for the same period of 1994. Amortization of Home Pharmacy intangibles will cause increase in these expenses.

The operating loss of $360,000 for the quarter ended September 30, 1995 decreased by 73.2% or $985,000 over the comparable prior year's quarter. The operating loss of $560,000 decreased by 81% or $2,383,000 for the nine months ended in September 30, 1995 compared to the same period in 1994.

Other income (expense) increased for both the quarter and the nine months compared to the same periods in the prior year, primarily due to the effect for the adjustment for subsidiary operations for the period not owned of ($982,000) in 1995 and $321,000 in 1994. In addition, interest expense increased in 1995.

The net loss for the third quarter of 1995 was $770,000 or (.03) per share on weighted average shares of 24,338,791 compared with a loss of $1,394,000 or (.07) per share on 21,433,191 weighted shares outstanding in the prior year's third quarter.

The net loss for the nine months ended September 30, 1995 was $2,272,000 or (.09) per share on weighted average shares of 24,041,758 compared with a loss of $2,963,000 on (.14) per share on21,011,662 weighted share outstanding in the same period of 1994.

Liquidity and Capital Resources

During the three-month period ended September 30, 1995, the Company's working capital increased $945,000 from $1,420,000 at December 31, 1994 to $2,365,000 at
September 30, 1995. The increase in working capital resulted from a substantial increase in accounts receivable and inventory from December 31, 1994, which was partially offset by an increase in current liabilities.

Current assets increased from $11,236,000 at December 31, 1994 to $17,585,000 at September 31, 1995. The increase in working capital consists of an increase in accounts receivable, inventory and other current assets of $4,638,000, $1,532,000 and $250,000, respectively, which was partially offset by an increase in accounts payable and current portion of long-term debt of $4,146,000 and $1,318,000 respectively.

The Company has funded its operations and working capital expenditures primarily from internally generated cash proceeds borrowings and of stock issuances. Working capital at September 30, 1995 was $2,365,000 compared to $1,420,000 at December 31, 1994. The increase in working capital of 66.5% or $945,000, resulted primarily from the extension of a note payable ($1,245,974, maturity date February 1, 1995, 5% interest) into a five-year note at a variable interest rate of prime plus 2% and the sales of convertible debentures ($1,000,000) less working capital used to fund the Company's operations plus the Home Pharmacy assets.

The Company believes that it has cash and financing arrangements may not be adequate to satisfy working capital and it may have to secure additional working capital. Given the Company's current capital structure and past performance in raising capital, management believes it has sufficient ability to obtain additional funds, as required for operations. The Company has received a commitment for a working capital revolving line of credit but the line is not in place as of the date of this report.

Current assets increased from $11,230,000 on December 31, 1994 to $17,585,000 on September 30, 1995. The increase in working capital consists of a reduction in cash and accrued expenses of $77,000 and $60,000 respectively, which was partially offset by an increase in account receivable, inventories, other current assets, accounts payable and current portion of long-term debt of $4,638,000, $1,532,000, $256,000, $4,140,000, and $1,318,000 respectively.

Current liabilities increased from $9,816,000 on December 31, 1994 to $15,220,000 on September 30, 1995. The increase is primarily attributable to the inclusion of payables from operation of the new facilities in Chicago and inclusion of the short term portion of debt incurred to acquire Home Pharmacy.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           None.

ITEM 2.    CHANGES IN SECURITIES.

           As disclosed in the Form 8-K dated September 15, 1995, during the quarter the Company issued preferred shares in connection with the Home Pharmacy acquisition.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits.
                  Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

           (b)    Reports on Form 8-K.
                           (i) Form 8-K dated September 15, 1995, wherein the Company reported the acquisition of Home Pharmacy, a division of ArcVentures, Inc.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MEDI-MAIL, INC.


Date: November 14, 1995                   By:/s/ M. B. Merryman
                                          M. B. Merryman, President and
                                          Principal Executive Officer


                                          By:/s/ Pedro Perez
                                          Pedro Perez, Principal Financial
                                          Officer