Form 10-K
period 1995-12-31
MEDNET MPC CORP
filed 1996-04-01
CIK 832485

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                    ---------------------

                                          FORM 10-K
                                    ---------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _______________
                         Commission File Number 0-17120

                             MEDNET, MPC CORPORATION
             (exact name of registrant as specified in its charter)

         Nevada                                  88-0215949
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

871-C Grier Drive
Las Vegas, Nevada                              89119
(Address of principal executive offices)    (Zip Code)

               Registrant's telephone number, including area code:
                                 (702) 361-3119

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares (Par Value $.001 Per Share)
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X . No .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 22, 1996, 28,254,519 of the Registrant's Common Shares were outstanding. As of March 22, 1996, the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $79,671,753, based on the average of the closing bid and asked prices for the Registrant's Common Shares as quoted by NASDAQ in the over-the-counter market.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of the Form 10-K:

Notice of Annual Meeting of Stockholders  and Proxy Statement  anticipated to be filed within 120 days after December 31, 1995 ............ Part III, Items 10-13

                                     PART I

ITEM 1.           BUSINESS

General.

Mednet, MPC Corporation (the "Company") was incorporated under the laws of the State of Nevada in September, 1985. Substantially all of the Company's business is derived from its activities in the prescription benefits management industry. The Company, together with its subsidiaries Medi-Mail, Inc. (Medi-Mail"), Medi-Claim, Inc. ("Medi-Claim"), Medi-Phar, Inc. ("Medi-Phar") and Family Pharmaceuticals of America, Inc. ("FPA"), acts as an integrated, full service prescription drug benefits manager serving individual members of retirement organizations, fraternal organizations, state employee organizations and commercial organizations ("Affinity Groups"), corporations, self insurance trusts, insurance companies, and other benefit plan sponsors ("Third-Party Payors" and collectively with the Affinity Groups, "Payors") throughout the United States. The Company's benefit programs (the "Programs") offer prescription drug benefits to approximately two million individuals ("Participants") most of which receive funded benefits through Third Party Payors and/or are members of an Affinity Group.

The Company's executive offices are located at 871-C Grier Drive, Las Vegas, Nevada 89119, and its telephone number is (702) 361-3119.

Description of Prescription Benefits Management Business (PBM)

The Company develops and administers client-specific prescription drug benefit programs ("Programs") on behalf of more than 400 Payors throughout the U.S. The Company attempts to customize its Programs to meet the Payors' particular benefits strategy combining a number of managed care features to cost effectively manage the Payor's entire prescription benefits program. The Programs combine mail service pharmacy features such as enhanced generic substitution and the convenience of home delivery, with the feature of retail network pharmacy such as automated claims adjudication, real time electronic networking of retail pharmacies and card programs. Payors can choose a Program which incorporates on-line electronic claims processing, drug utilization review, and an electronic network linking more than 45,000 retail pharmacies in the U.S., as well as features of a mail service pharmacy program. In the alternative, Payors can choose either a mail service pharmacy program or a network claims processing program.

Mail Service Pharmacy Operations.

         Overview.

For 1995, the Company derived approximately 57.6% of the consolidated gross sales for the Company and its subsidiaries from its mail service pharmacy operations. The Company's mail service pharmacy program is conducted from its Las Vegas, Nevada and Chicago, Illinois locations. The Company services customers throughout the United States. The Company's mail service pharmacy program is designed for convenience and to reduce prescription medication and over-the-counter pharmaceutical costs to individuals, corporations, labor unions, retirement systems, health and welfare trusts, insurance companies, federal and state employee plans, health maintenance organizations and third-party administrators. The mail service pharmacy program attracts senior citizens, home-bound persons, sight or hearing impaired persons and users of regularly prescribed medications who are interested in the convenience of direct delivery of medication and/or lowering their medication and pharmaceutical expenses. The Company believes that it delivers prescription medication and over-the-counter pharmaceutical products to the homes of customers at lower costs, on average, than is generally available through retail pharmacies. These medications are typically maintenance medications which are defined as medications which must be taken on an ongoing basis for chronic conditions such as high blood pressure, arthritis and heart and thyroid conditions. The Company believes that these conditions account for a majority of prescription medication expenditures in the United States.

The Company directed its initial efforts toward individuals/members of Affinity Groups. In 1991, the Company began to direct its marketing efforts to Third-Party Payors in order to make the Company's services available to their insureds or members.

On September 15, 1995, the Company acquired the assets of Home Pharmacy from ArcVentures, Inc. The acquisition is accounted for as a purchase. Consistent with its treatment of prior acquisitions, the Company has included the operations of the acquired business for the entire year in its operating statements for 1995 with a single line item to subtract the profit of the acquired business for periods prior to acquisition.

         Benefit of Mail service pharmacies to Direct Payor.

Individual customers and members of Affinity Groups (collectively, "Direct Payor") benefit from the Company's mail service pharmacies as follows:

     Convenience  of  pharmacy   delivery  system  that  delivers   prescription
     medication and over-the-counter pharmaceutical products to the home.

     Lower out-of-pocket costs for the medications and pharmaceutical products.

     Typically, a Direct Payor, with approval of a physician, can receive up to a 90-day supply of prescription medication under the Company's programs as compared to lower supplies generally dispensed by retail pharmacies.

     A Direct Payor using the 90-day plan can save money due to lower operating costs, bulk rates provided by the Company and elimination of repetitive dispensing costs.

     Benefit of Mail service Pharmacies to Third-Party Payor.

Managers of corporate funded health benefit plans and other Third Party Payors have sought ways to contain health care costs, including the costs of prescription medication benefits. In order to contain the costs of prescription medication benefits, benefits managers have increasingly used mail service pharmacy programs for dispensing maintenance prescription medications to plan participants. The Company's mail service operations provide the following benefits over traditional indemnity health benefit plans that provide for the purchase of prescription medications through retail pharmacies:

     Under traditional plans, the Third-Party Payor typically incurs a dispensing fee and administrative charge each time a prescription medication is dispensed. Under the Company's plan, a plan participant, with approval of a physician, can typically receive up to a 90-day supply of prescription medication as compared to a lower supply generally dispensed under traditional plans utilizing retail pharmacies. The higher supply limit of maintenance prescription medication generally available under the Company's programs provides a cost savings to the Third-Party Payor by reducing repetitive dispensing fees and, in some cases, administrative charges.

     Additional cost savings are often realized through the Company's programs as a result of a significant emphasis on the use of generic drug substitution as an alternative to more expensive brand name medications.

The Company has a variety of mail service programs designed to accommodate client-specific needs. Under a typical funded program, a Third-Party Payor contracts either directly with the Company or a third-party administrator to provide prescription medications to plan participants. Plan participants desiring to use the program mail an order form to the Company, enclosing a physician's prescription for the ordered prescription medication together with a nominal payment (the "co-payment"), for each prescription ordered. The participant may also place an order by calling the Company's toll free telephone number. The co-payment is fixed by agreement between the Company and the Third-Party Payor. This type of mail service prescription program is known as a "funded" plan because the Third-Party Payor provides all of the funding above the co-payment amount. The Company bills the Third-Party Payor for the cost of prescriptions less the applicable co-payments already collected.

Medi-Claim Claims Processing

For 1995, the Company  derived  approximately  36.4% of the  consolidated  gross
sales  for  the  Company  and  its  subsidiaries   from  its  claims  processing
operations.

The Company's prescription claims administration programs ("Programs") are conducted through Medi-Claim. In November 1994, Medi-Claim acquired substantially all of the assets of Medical Services Agency, Inc., which operated under the registered service mark of Mednet(R), in exchange for 1,600,000 shares of the Company's common stock. The Programs are sponsor-specific benefit programs through which Medi-Claim processes and adjudicates paper and electronic prescription drug claims generated through a network of participating retail pharmacies. The pharmacy network includes approximately 45,000 retail pharmacies in the U.S., each of which contracts with Medi-Claim to provide prescription dispensing at contracted rates.

The Medi-Claim Programs utilize point-of-sale electronic data transmission and automated claims adjudication to manage claims in Programs covering Participants nationwide. Claims data is transmitted to Medi-Claim electronically from pharmacies, or by mail from beneficiaries, for adjudication and payment in accordance with the Payor's particular plan design specifications.

The Programs are designed to maximize the Payor's control and cost savings opportunities by combining a number of managed care pharmacy features. The utilization control mechanisms and claims processing efficiencies of the Medi-Claim Programs, as well as the price reductions Medi-Claim negotiates from retail pharmacies, reduce the administrative costs associated with providing retail pharmacy-based prescription drug benefits coverage. Program design features also encourage the dispensing of less expensive generic drugs and a review of pharmaceutical therapy patterns.

The Programs are offered either on a stand-alone basis or are integrated into major medical plans. In addition, as discussed below, the Programs are offered in conjunction with the company's mail service pharmacy programs as an integral part of the combined benefits program.

Description of the Medi-Claim Programs

Medi-Claim currently processes prescription drug claims from its operations center located in Lemoyne, Pennsylvania. Under the Medi-Claim Programs, Payors provide Medi-Claim with periodically updated Participant eligibility data, which is integrated into Medi-Claim's management information system. Medi-Claim is then able to process prescription claims submitted either directly by eligible Participants by mail, or through the Medi-Claim nationwide network of retail pharmacies utilizing point-of-sale electronic data submission.

Once the Medi-Claim system determines the adjudication of the claim, reimbursement checks and an Explanation of Benefits form are generated and mailed to the Participant. Medi-Claim strives to process 95% of all claims within five calendar days of receipt and the remaining claims within ten calendar days of their receipt, although during many periods of the year the turnaround time is faster. Over 95% of all claims are electronically adjudicated.

The process of electronic point-of-sale submissions through the Medi-Claim network of retail pharmacies is identical to the paper claims process described above except that claims data is received electronically by Medi-Claim and processed automatically upon receipt by Medi-Claim's management information system. The retail pharmacy network can access Medi-Claim's processing system seven days a week.

For those Programs which provide eligible Participants with a mail service pharmacy feature through a third party provider, Medi-Claim provides eligibility data directly to the mail service pharmacy, which then submits claims data to Medi-Claim.

Medi-Claim provides its Payors with regular management reports describing overall Program activity and utilization trends. Medi-Claim account executives regularly analyze Payor utilization data and make recommendations for additional opportunities for cost containment. In some cases, Medi-Claim produces management reports which are designed to highlight unusual utilization patterns which may indicate that clinical intervention or fraud and abuse detection may be warranted. Medi-Claim's management reports include all Participant prescription drug utilization resulting from use of both the network retail and mail service pharmacies.

Medi-Claim Programs are structured to provide Payors with the ability to better understand and control the cost of their entire pharmaceutical benefits Program. Features of the Medi-Claim Programs include:

     Flexible Plan Design. Program designs are flexible to meet the Payor's particular benefits strategy, therapeutic effectiveness and cost containment objectives. The Programs include incentives to encourage Participants to use the most cost effective network retail or mail- service dispensing location and to purchase the least expensive drug available, including an emphasis on generic substitution. Programs are regularly reviewed with Payors in order to target additional areas of Program savings.

     Comparison of Expected Results to Actual Activity. Medi-Claim regularly analyzes a Program's projected savings associated with its plan design features, the use of the Medi-Claim retail pharmacy network, and mail service pharmacy activity relative to the costs experienced by the Payor. If deviations from savings expectations are evident, Program modifications are recommended.

     Management Reports. The Medi-Claim database enables Medi-Claim to provide Payors with regular detailed management reports of Program activity and costs. The reports are designed to illustrate Program results and opportunities for additional cost savings.

     Commitment to Service. Although the primary objective of Medi-Claim's Payors is to increase therapeutic effectiveness and reduce pharmaceutical benefit costs, Payors also require the accurate and rapid processing of claims. Medi-Claim produces a variety of service level reports which provide Payors with an assessment of critical claims processing success indicators.

Mednet Integrated Prescription Benefits Programs

The Company offers Mednet integrated prescription benefits programs that combine the cost savings and convenience of the mail service pharmacy Programs with the Medi-Claim network-based claims administration programs. With the integrated program, Payors can achieve cost savings compared with traditional prescription benefits programs which lack managed care cost controls.

The Mednet integrated programs offer a variety of additional benefits which are designed to provide increased therapeutic effectiveness and maximize cost savings, control and increase compliance.

     Convenient, user-friendly programs with a single point of service and accountability to ensure rapid problem resolution.

     Coordination of dispensing data collection and analysis from all aspects of the benefits programs, whether generated from retail network pharmacies or mail service pharmacy. This ensures ready access to all information necessary to monitor program activity and develop further cost saving strategies without relying on the coordination among third party benefits providers.

     A drug utilization review system that detects potential adverse drug interactions, allergies, overuse and abuse in all areas of the prescription benefits system, whether the drugs are dispensed through mail service or through a network retail pharmacy.

     Prescription dispensing policies that encourage the use of less expensive, therapeutically equivalent generic or brand name drugs regardless of the dispensing location.

     Automated on-line administration of retail pharmacy prescription claims that gives immediate and accurate claims review, informative utilization data and eliminates manual review.

     Regular and comprehensive management reports to provide the Payor's benefits manager with an understanding of usage trends and costs for the entire prescription benefits program.

Retail Pharmacy Operations.

Through Medi-Phar, the Company in 1995 derived gross sales representing approximately 6.0% of consolidated gross sales for the Company and its subsidiaries through the operation of the in-clinic retail pharmacies, located in San Diego, California and Las Vegas, Nevada. Operation of the retail pharmacies provided the Company with a working knowledge of the retail pharmacy business which improved the Company's ability to market and develop its service, primarily the pharmacy network and claims processing system of its subsidiary, Medi-Claim. As the Medi-Claim network has developed, this aspect of the retail pharmacies has become less important. The Company has determined to close five of the retail locations in 1996.

Financial Information About Industry Segment.

The Company operates in only one industry,  the administration of pharmaceutical
benefits,   the   sale   of   prescription   medication   and   over-the-counter
pharmaceutical products and related services.

Marketing.

The Company directed its initial marketing efforts toward the Direct Payor (individuals/members of Affinity Groups). In 1991, the Company began to expand its marketing efforts to Third-Party Payors in order to make the Company's services available to their insured or members. The Company has significantly increased this emphasis by its acquisition of the Mail Rx assets, the FPA mail pharmacy operations and the Mednet claim processing operations and has expanded its marketing efforts to reflect the Mednet integrated Programs offered by the Company.

The Company's mail order and claims processing programs (collectively, the "Programs") are marketed nationally through the Company's internal sales organization of pharmacy benefits professionals and their marketing support staff.

A significant portion of new accounts are generated by marketing Programs through existing relationships with Payors. The remainder of new accounts are generated by direct solicitation of corporate accounts, usually through telemarketing, direct mail marketing, trade shows and referrals.

Revenues of the Company depend upon the extent to which its Programs are utilized by the Payors' eligible Participants. Accordingly, the Company's benefits professionals work with Payors' benefit managers on an ongoing basis continually to assess utilization levels in the Programs and, where necessary, to incorporate additional incentives, sometimes in the form of more advantageous Program terms, to promote increased utilization among Participants.

         Direct Pay Accounts.

Affinity Groups offer or endorse the Company's discount mail service pharmacy as a benefit to their members and include information about the Company and its services in their promotional materials, newsletters, magazines and membership drives, but do not engage in active selling on behalf of the Company. Affinity Group members then deal with and pay the Company directly for prescription medications and over-the-counter pharmaceutical products and receive special group discounts.

         Third-Party Payor Accounts.

In order to facilitate growth and decrease new account acquisition costs, the Company began in 1991 to develop a base of accounts in the Third-Party Payor market. In June, 1991 the Company entered into a consulting agreement ("Agreement") with Irwin Jann, a marketing consultant ("Consultant"), pursuant to which it agreed to issue warrants ("Warrants") to purchase up to 2,000,000 Common Shares at $3.00 per share. Warrants with respect to 250,000 Common Shares were vested immediately upon signing of the Agreement. Warrants with respect to an additional 750,000 common shares vested under the Agreement during 1994. In addition, the Agreement provided that the Company pay to the Consultant a 1% commission on gross sales from contracts facilitated by the Consultant. The June 1991 Consulting Agreement expired by its terms on May 31, 1994, with no obligations by either party other than the payment of ongoing commissions.

          Major Customers.

During 1995, National Insurance Services, accounted for approximately 14% of revenue. This customer had accounted for approximately 13% of 1994 revenue. Another customer, the City of Chicago, accounted for approximately 13% of 1995 revenue. This customer subsequently terminated its contract with the Company. On March 8, 1996 the Company executed a contract granted in June 1995 with the Commonwealth of Pennsylvania which management believes will result in revenues greater than those received from the City of Chicago. No other single customer accounted for more than 10% of 1995 revenue.

Government Regulation.

There are extensive state and federal regulations applicable to the dispensing of prescription medications. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for the Company.

The mail service prescription medication and over-the-counter pharmaceutical business of the Company is conducted from two licensed pharmacies located in Las Vegas, Nevada and Chicago, Illinois. The retail pharmacies are licensed in California and Nevada. Nevada, California, and Illinois have detailed laws governing a wide range of matters relating to the operation of pharmacies, and the Company believes that it is in substantial compliance with these laws. The laws include, among others, provisions requiring pharmacies and pharmacists to be licensed, as well as provisions as to who may write and dispense the prescriptions, how prescriptions must be filled, how prescription drugs and controlled substances must be stored and safeguarded, and after what period of time they must be disposed of, record retention, and generic substitution. These requirements are issued by the California, Nevada, and Illinois Boards of Pharmacy which are empowered to impose sanctions, including license revocation, for noncompliance. In addition, each pharmacy and pharmacist employed by the Company is bound by standards of professional practice.

Each state into which the Company mails pharmaceuticals also has laws and regulations governing the operation of pharmacies and the dispensing of prescription drugs in that state. In many cases, these statutes include provisions which purport to regulate out-of-state mail service pharmacies that mail drugs into that state. The regulations are administered by an administrative body in each state (typically, a pharmacy board) which is empowered to impose sanctions, including license revocation, for noncompliance. In those states where it exists, state regulation of out-of-state pharmacies essentially can be divided into three categories: disclosure, licensing and prohibition.

States with disclosure statutes generally require that out-of-state pharmacies register with the local board of pharmacy, follow certain procedures and make certain disclosures, but generally permit the mail service pharmacy to operate in accordance with the laws of the state in which it is located. States with licensing statutes generally impose the same licensing requirements and compliance with local laws on out-of-state pharmacies as on in-state pharmacies. The Company understands that several states currently impose licensing requirements on out-of-state pharmacies. In addition to the Company or its subsidiaries being duly licensed in Nevada, Illinois and South Carolina, the Company has complied with the disclosure law and registration requirements or the licensing law to do business as an out-of-state pharmacy in eight states and is evaluating whether it will register in others. The Company does not have any applications for licenses currently pending. The boards of pharmacy of certain states do not purport to regulate out-of-state mail pharmacy services. The Company believes that in the most recent completed fiscal year approximately
46% of its mail service sales came from states in which the Company has complied with the disclosure or licensing laws, and that approximately 34% of its mail service sales were for the 18 states which the Company believes do not regulate mail service sales.

Some states have also enacted laws and regulations which, if successfully enforced, would effectively limit some of the financial incentives available to benefits plan sponsors that offer mail service pharmacy programs. This so-called "freedom-of-choice" legislation generally prohibits a benefits plan sponsor from requiring its participants to purchase prescription drugs from a single source. The U.S. Department of Labor has opined that certain types of "freedom-of-choice" laws and regulations are preempted by the Employee Retirement Income Security Act of 1974 (ERISA). The Attorney General in one state has reached a similar conclusion and has raised additional constitutional issues. Finally, the Bureau of Competition of the Federal Trade Commission has stated that such legislation may reduce competition and raise prices to consumers, to the extent it impedes or prevents benefit plan sponsors from offering programs that take advantage of the economies of scale associated with single sourcing of pharmaceuticals from a mail service pharmacy.

There has been no formal administrative or judicial efforts to enforce any of these laws against the Company. The Company has received inquiries from boards of pharmacy in several states questioning whether the Company is engaged in business in violation of their state laws. While the Company has substantially complied with the laws in certain states, it has not complied with the laws or regulations of all states to which it delivers pharmaceuticals. Should enforcement of these laws be attempted, the Company believes that these laws and regulations would be subject to challenge under the United States Constitution. However, if the laws or regulations were to survive such a challenge, the Company would likely be subject to penalties and, possibly, prohibitions and additional costs which could have a material adverse effect on its mail service pharmacy business.

The Company is aware that some state boards of pharmacy are attempting to further promote laws and regulations designed to restrict the activities of mail service pharmacies.

In addition to the above-described laws and regulations, there are federal statutes and regulations which establish standards for all pharmacies and pharmacists concerning the labeling, packaging, advertising, and adulteration of prescription drugs and the dispensing of controlled substances and prescription drugs. Federal Trade Commission and United States Postal Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonably supply of drugs, fill mail orders within thirty days and, if that is impossible, to inform the consumer of his or her right to a refund. The Company believes that it is in substantial compliance with the above requirements. Further, the United States Postal Service has statutory authority to restrict the transmission through the mails of drugs and medicines to a degree that could have an adverse effect on the Company's mail service operations. To date, the United States Postal Service has not exercised this statutory authority.

To the extent that any of the foregoing laws or regulations, existing or proposed, prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Company and enforceable, they could have an adverse effect on the Company's mail pharmacy service operations as well as on the operations of all other mail pharmacy service providers. In addition, the Company would be required to take appropriate steps to effect compliance to continue doing business in the states where such statutes are enforced and non-compliance could expose the Company to the imposition of fines and penalties which, depending upon the number of jurisdictions which impose such fines and penalties and how they are imposed, could be material. There is no assurance that the Company would be able to comply with the diverse and possible contradictory laws of all such states and, consequently, the Company's operations in such states may be impaired, interrupted or prohibited.

Despite its efforts, the Company may be unable to comply with all existing and future regulations. Existing and future legislation could increase the Company's operating expenses, as well as operating expenses for the entire industry. In addition, several states impose substantial fines, penalties or criminal sanctions for failure to comply with existing regulations. Such fines could exceed $2,000 per day or per violation, or misdemeanor criminal charges could be filed against the Company. The Company is not aware of any state that has imposed, or presently intends to impose, any such fine, penalty or charge against the Company. The Company also believes that such fines, penalties or charges would be subject to challenge under the United States Constitution, but is not aware of any such challenge being successfully applied to date.

While increased cost would be passed on to the ultimate subscriber, such increased costs, if significant, would adversely affect the Company's business. Moreover, existing and future regulations could curtail the scope of the Company's operations should the Company choose not to conduct business in those states where regulations have been adopted.

Competition.

The prescription drug benefit business is highly competitive. The Company's mail pharmacy business competes for the business of Third-Party Payors and Direct Payors. The Company's principal mail pharmacy business competitors for Third-Party Payors are America's Pharmacy, a subsidiary of Systemed, Inc., National Rx, a division of Medco Containment, Caremark, and Health Care Services, Inc., a division of Diagnostek, Inc. Third-Party Payors generally look to service levels, lower health care costs and reputation. The Company's principal mail pharmacy business competitors for Direct Payors include Express Pharmacy Services, a division of Thrift Drug which is a subsidiary of J.C. Penney, A.A.R.P., a number of smaller mail service pharmacy companies and retail pharmacies. Individual customers generally look to price, convenience and service. All of the above referenced entities possess substantially greater financial, marketing and personnel resources than the Company.

The Company's prescription claims processing services compete with other prescription drug benefit providers/processors and the larger third-party prescription drug claims processors such as PCS, Inc., and PAID, a division of Medco Containment. Additionally, there are numerous smaller regional claims processors and many insurance companies also process claims in conjunction with their underwriting of medical insurance programs, as well as for self-insured plan sponsors.

While Management believes that the Company is competitive in its price, quality and service taken as a whole, there can be no assurances that, as the mail service pharmaceutical industry evolves, the Company will be able to operate profitably given the level of competition within the industry. Moreover, the Company cannot predict, with accuracy, the effect of unspecified, but probable future changes in the domestic health care system currently being discussed by the Executive and Legislative branches of the United States Government.

Medi-Phar's retail pharmacies compete with other retail pharmacies in the San Diego, California and Las Vegas, Nevada areas with competitive factors being location, price, product selection and service.

Inventory.

The  Company   obtains  its  medications   and   pharmaceutical   products  from
approximately 30 manufacturers, distributors and wholesalers. In order to minimize the potential risks inherent in relying on any particular supplier, the Company attempts, whenever possible, to establish and maintain relationships with more than one supplier of any particular product. Thus, in the event that one source is unable to supply a needed product, or is unable to offer a competitive price, the Company may turn to an alternative source. For certain products, particularly brand name products, there may be only one or a limited number of suppliers. In the event that the supply of these products becomes limited, or the price is significantly increased, the Company believes that most pharmacies dispensing this product will be similarly adversely affected.

The Company maintains an inventory control program such that most products in the Company's inventory of over-the-counter, brand name and generic medications are on the shelf 45 days or less. The inventory control program also includes a buying schedule for products with consistent demand. The flexibility achieved as a result of the Company's network of suppliers enables the Company to promptly obtain products which are infrequently demanded by the Company's customers, thereby saving the cost of keeping such products in inventory. Most suppliers can deliver orders to the Company within 24 hours.

Product Liability.

Product liability is a major concern in the mail pharmacy business. Liabilities may arise from possible dispensing errors, package tampering and product defects.

The Company has taken anti-tampering precautions by utilizing layered tamper-evidence packaging on all products it distributes, and its delivery is made in unmarked outer packaging. These steps are designed to eliminate the problem with tampering prior to receipt by the customer. The Company maintains a toll-free telephone number which facilitates customer contact and enables customers and the Company to verify prescriptions as ordered by the physician or supplied by the Company. Additionally, the Company maintains an internal quality control system, pursuant to which each order is checked and verified by pharmacy personnel after it is filled and before shipping, in an effort to assure that customers receive the exact prescribed medication.

The Company carries the type of insurance customary in the mail service and retail pharmacy industry, including professional and product liability insurance. The Company believes that its insurance protection is adequate for its present business operations. However, there can be no assurance that the amount of insurance coverage would be sufficient to cover any potential liability claim, or that the finances of the Company could withstand the effect of a claim in excess of its insurance coverage.

Management intends to continue such policies in effect, and provided the same is available, may increase coverage as the Company's needs dictate. In addition, the Company is named as an additional insured by many of its suppliers. Although wholesale and retail pharmacies in general have not, as yet, experienced any unusual or extraordinary difficulty in obtaining insurance at an affordable cost, there can be no assurance that the Company will be able to maintain its coverage in the future.

Mail Pharmacy Distribution.

The Company has two mail service pharmacy and fulfillment facilities. One is located in Las Vegas, Nevada, and the other in Chicago, Illinois. The Las Vegas facility was designed by the Company to accommodate the Company's corporate offices in addition to the variety of the Company's distribution operations, including inventory storage, order processing, shipping, billing, customer service and certain marketing and administrative functions, with a view toward maximizing safety and efficiency.

The Company maintains a toll-free number for incoming orders. Initial customer orders are typically received by mail. New prescriptions and refills may be ordered by telephone. All orders are reviewed; doctors are contacted for verification as required and prescriptions are filled on the premises by licensed pharmacists employed by the Company. Most orders are shipped to the customer by United States mail, United Parcel Service or other common carriers. Payments are handled through major credit card accounts or through direct billings.

Due to the Company's typical order processing time of less than 48 hours, the Company had no material backlog of orders as of December 31, 1995. The Company's business is not seasonal to any significant extent.

Employees.

As of December 31, 1995, the Company had 333 full-time employees and 24 part-time employees. Except for its executive officers (see "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT") the Company's employees are clerical, sales, customer service, claims processing and pharmacy related staff paid consistent with industry standards. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that it has a good relationship with its employees.

Forward Looking Statements.

Statements regarding the Company's expectations as to demand for its products and services in 1996, the operating efficiencies from operation of the Home Pharmacy business, and revenue generation from existing or future contracts and certain other information presented in this report constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations with respect are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include the following:

Loss of one or more significant customers

Reduction in gross profit margins due to competitive  pricing  pressures

Changes in governmental regulation or failure to comply with existing regulation

Changes in the cost or availability of pharmaceuticals not reflected in reimbursement rates from third party payors

Inability to obtain needed additional capital on terms acceptable to the Company

Inability to reduce costs while  maintaining  customer service

Failure to obtain new contracts, due to competitive pressures or otherwise

ITEM 2.           PROPERTIES.

The Company's corporate headquarters are located in Las Vegas, Nevada. The mail service pharmacy/fulfillment centers are located in Las Vegas, Nevada and Chicago, Illinois. The Company's claims processing operation is located in Lemoyne, Pennsylvania. The retail pharmacies are located in San Diego, California and Las Vegas, Nevada.

On September 15, 1995, the Company sold its building in San Diego, California and realized a gain of $34,000.

The following chart provides more detailed information concerning the Company's properties:


                                          Approximate Size       Lease
                                           in Sq. Ft. of      Expiration
Location                                      Facility            (1)                     Primary Use
- --------                                      --------            ---                     -----------

Las Vegas, Nevada                             17,608             03/98      Mail Order Prescription Pharmacy,
                                                                            Claims Processing Operations and
                                                                            Corporate Offices
Chicago, Illinois                             13,500             09/00      Mail Order Prescription Pharmacy
Lemoyne, Pennsylvania                          3,337             01/02      Claims Processing Operations
Owings Mills, Maryland                         6,352             08/96      Subleased
Mount Pleasant, South Carolina                 2,790             01/97      Vacant
San Diego County, California (Poway)           1,100             03/99      Pharmacy
San Diego, California (Del Mar)                1,000             08/00      Pharmacy
San Diego, California (3rd Ave.)               1,100             05/00      Pharmacy
San Diego, California (Mira Mesa)              1,200             08/97      Pharmacy
San Diego, California (Plaza
     Properties)                                 800             06/00      Pharmacy
San Diego, California (El Cajon)               1,000             NA(2)      Pharmacy
San Diego, California (Gateway)                1,100             03/99      Pharmacy
Las Vegas, Nevada (East Harmon)                  540             11/99      Pharmacy
Las Vegas, Nevada (East Sahara)                  444             07/99      Pharmacy



          (1)     Includes all renewal terms.
          (2)     The term of this lease is month-to-month.


For information with respect to obligations for lease rental, see Note 12 to the Consolidated Financial Statements. The Company considers its properties to be suitable and adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS.

On or about February 23, 1995, Mark Christiansen, a purported shareholder of the Company, served the Company with a complaint filed on January 12, 1995 in the United States District Court for the Southern District of California against the Company and one of its executive officers. The complaint alleged that, during the period July 1, 1993 through March 31, 1994, the defendants omitted material information about the Company and misrepresented information relating to the growth of the Company in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks to proceed as a class action on behalf of certain persons who purchased shares of the Registrant's common stock during the period July 1, 1993 through March 31, 1994 and who were allegedly damaged. The complaint seeks compensatory damages in an unspecified amount and costs and expenses relating to the complaint, including reasonable attorneys' fees.

On March 1, 1996, the parties agreed in principle to a settlement, which is subject to various conditions including preparation of formal settlement documents, notice to the class, and Court approval. The broad terms of the settlement agreement reached on March 1, 1996 are as follows:

         a. Without admitting liability, the defendants and the Company's insurance carrier will pay $800,000 to the plaintiff class, in full settlement of all claims asserted in the action. The parties will stipulate, solely for purposes of settlement, to certification of an appropriate class.

         b. Defendants will have the right to terminate the settlement agreement in the event that valid exclusion requests are received from class members who, in the aggregate, purchased more than a certain percentage, which has been agreed between the parties but is confidential, of the total shares purchased by class members during the class period.

         c. The proposed settlement has been approved by management, solely in order to minimize the burden, inconvenience, distraction and expense of litigation. If for any reason the settlement is not finally consummated, management has stated that they intend to vigorously contest this action, both with respect to the question of whether the action should proceed as a class action, and on the merits.

The Company is not a party to any other legal proceedings which, in its belief, could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the calendar year ending 1995.

                                     PART II

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS.

The Company's Common Shares are traded in the over-the-counter market and have been quoted on the National Association of Securities Dealers, Inc. Automated Quotation System (Nasdaq) since October, 1988. The following table sets forth the range of high and low bid quotations for the Company's Common Shares as reported by Nasdaq. The quotations set forth below reflect inter-dealer prices, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                          Year Ended December 31,
                               ------------------------------------------
                                   1995           1994           1993
                              ------------   ------------   -------------
    Period                    High    Low     High   Low    High     Low
    ------                    -----  -----   -----  -----   -----   -----

    1st Quarter............   $3.13  $2.13   $4.00  $2.13   $2.94   $1.81
      (Jan. 1 to Mar. 31)

    2nd Quarter............    3.88   2.19    3.44   2.19    2.94    1.69
      (Apr. 1 to Jun. 30)

    3rd Quarter............    3.25   2.88    4.31   2.07    5.81    1.50
      (Jul. 1 to Sep. 30)

    4th Quarter............    2.88   1.81    4.00   2.75    5.31    3.00
      (Oct. 1 to Dec. 31)

The number of record holders of Common Shares as of March 22, 1996, was 762. Management estimates that the number of beneficial owners of the Company's Common Shares is in excess of 5,000.

Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors after satisfaction of dividend preferences of outstanding preferred stock. No cash dividends on the Common Shares have been declared or paid by the Company since inception and the Company does not anticipate that cash dividends will be paid in the foreseeable future. The Company's revolving line of credit prohibits the payment of dividends on the common stock without the consent of the lender. Until 1998, the terms of the Series A preferred stock prohibit the payment of dividends on the common stock without the consent of the Series A stockholders; thereafter consent is not required if certain financial criteria are satisfied.


ITEM 6.  SELECTED FINANCIAL DATA.

The following table summarizes certain financial data for the Company for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 and is qualified in its entirety by the more detailed financial statements included in this report. (See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.")

                                                            Year Ended December 31,
                                      1995              1994             1993            1992             1991
                                   ------------      -----------     -----------      -----------     -----------
Statement of Operations Data
Net Sales                          $114,297,000      $67,863,000     $25,224,000      $10,293,000     $ 4,204,000
Cost of Sales                       (98,253,000)     (58,793,000)    (19,504,000)      (8,082,000)     (3,565,000)
Gross Profit                         16,044,000        9,070,000       5,720,000        2,211,000         639,000
Operating Expense
  (including amortization)         (26,859,000)     (14,794,000)    (13,185,000)      (4,433,000)     (2,450,000)
Reimbursement of marketing
  expense by partnerships                   -0-              -0-             -0-              -0-         288,000
Net other income (expense)           (2,517,000)         225,000        (761,000)          82,000          (8,000)
                                   ------------      -----------     -----------      -----------     -----------
Net (loss)                         $(13,332,000)     $(5,499,000)    $(8,226,000)     $(2,140,000)    $(1,530,000)
                                   ============      ===========     ===========      ===========     ===========
Net (loss) per share                     $ (.53)          $ (.26)         $ (.49)          $ (.24)         $ (.26)
Weighted average shares
  outstanding                        25,383,000       21,353,000      16,675,000        8,929,000       5,729,000
Balance Sheet Data
Working Capital                     $(5,138,000)      $1,420,000     $ 1,310,000      $ 2,179,000     $ 1,478,000
Goodwill & other intangible
  assets, net                        18,582,000        9,308,000       5,406,000        1,803,000             -0-
Total Assets                         41,903,000       22,317,000      13,017,000        7,271,000       3,609,000
Long-term debt less current
  portion                             1,422,000          595,000         952,000          835,000         400,000
Redeemable preferred stock            5,350,000                0               0                0               0
Stockholder's Equity                $ 9,061,000      $11,906,000     $ 7,028,000      $ 4,814,000     $ 2,380,000


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

In November, 1994 the Company acquired substantially all the assets of Medical Services Agency, Inc. (doing business as Mednet). The acquisition was accounted for as a purchase. The Company has elected to consolidate the acquisition of Mednet retroactively to January, 1994.

In April, 1993, the Company acquired substantially all the assets of Mail Rx. The acquisition was accounted for as a purchase.

Note that in January and December of 1992, the Company acquired the assets now owned by Medi-Phar and Medi-Claim, respectively. The Company has elected to consolidate the operations of the pharmacies retroactively to January 1, 1992; the pre-acquisition loss of $36,515 has been deducted. Results of Medi-Claim are included for the last month of 1992.

No cash dividends have been declared or paid since inception.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

The Company is in the business of administration of pharmaceutical benefits, the sale of prescription medication and over-the-counter pharmaceutical products and related services. The Company's principal sources of revenue are its mail order pharmacies (58%), its claims processing operations (36%) and its retail pharmacies (6%). The Company's primary customers are insurance companies and other Third Party Payors, as well as individual consumers. The Company believes that it can increase its revenues through the integration of its mail order pharmacy and claims processing programs.

On September 15, 1995, the Company acquired substantially all of the assets of Home Pharmacy. The acquisition was accounted for as a purchase. The Company has elected to consolidate the operations of Home retroactively to January 1, 1995. See Note 10 to the Consolidated Financial Statements. The addition of the Home Pharmacy business substantially increased the Company's revenue from mail service pharmacy and claims processing. In connection with the Home Pharmacy acquisition, the Company established a new mail service facility in Chicago, Illinois which also consolidated mail service fulfillment previously conducted from Owings Mills, Maryland and Mt. Pleasant, South Carolina. The Company recorded one time charges during 1995 related to this consolidation.

During 1994, the Company acquired FPA and substantially all of the assets of MSA, both of which were accounted for as purchases. The Company has elected to consolidate the operations of FPA and MSA retroactive to January 1, 1994. See
Note 10 to the Notes of the Consolidated Financial Statements.

Liquidity and Capital Resources.

Current assets increased from $11,236,000 at December 31, 1994 to $20,932,000 at December 31, 1995. Despite this increase, working capital at December 31, 1995 was a deficit of $5,138,000 compared to a positive working capital of $1,420,000 at December 31, 1994. The decrease in working capital reflects both the short term debt incurred to acquire Home Pharmacy and the need to finance the increased operations, through trade accounts payable and other short term sources, through the normal cycle of creating and collecting accounts receivable. The Company has funded its operations and working capital expenditures primarily from internally generated cash, proceeds from borrowings and stock issuances.

Cash consumed in operating activities was $3,547,000 in 1995 compared to $4,370,000 in 1994. The cash consumed was primarily the result of the Company's loss from operations. Cash consumed in investing activities in 1995 ($11,206,000) was primarily used for the Home Pharmacy acquisition and upgrades to computer hardware and software to integrate the Home Pharmacy acquisition with the existing mail order pharmacy business. The cash used in operations and investing activities was provided principally through sales of common and preferred stock.

In connection with the Home Pharmacy acquisition,  the Company issued an Interim
Note in the principal amount of $2,500,000 and a Holdback Note in the principal amount of $4,650,000 to Arc. At December 31, 1995 the notes are reflected net of the market value of the escrowed shares. See Note 10 to the Consolidated Financial Statements. The Interim Note was paid in full in the first quarter of 1996. The Holdback Note is due in October, 1996, subject to acceleration in the event of default. The Holdback Note was modified subsequent to the initial closing to remove contingencies based on future performance of the acquired business. Commencing in June, 1996, Arc can sell up to 270,000 of the Collateral Shares each month to prepay the Holdback Note. If the Company is unable to obtain funds from the issuance of equity or debt or from operations to pay the balance of the Holdback Note remaining after such prepayments, management expects Arc will sell all or a portion of the remaining Collateral Shares to pay the Holdback Note when it comes due. The Company does not have firm commitments for such financing.

The Company does not currently have any plans for material capital commitments in 1996. The Company may require additional capital from outside sources (such as equity offerings) to supplement its working capital position. During the first quarter of 1996, the Company raised $2,000,000 from the sale of Series C Preferred Stock to a foreign investor. The Company continues to discuss potential sources of equity capital with investment bankers and believes it will obtain additional working capital from these sources if necessary. There is no assurance that it will be able to do so.

On December 27, 1995 the Company obtained a working capital revolving line of credit in the maximum principal amount of $20,000,000 from Foothill Capital Corporation ("Foothill"). The line of credit is secured by inventory, accounts receivable and substantially all other assets of the Company. The maximum principal amount of the line was intended to accommodate growth of the Company over the five year term of the Foothill agreement. The amount of actual advances received under the line at any point in time is limited by the value of inventory and accounts which qualify as collateral As of March 15, 1996, the outstanding balance of the Foothill line was $8,924,000, which management believes is substantially the maximum which could have been drawn on such date. Advances under the line bear interest at a prime rate plus 1.5%. While the line of credit is outstanding, the Company is prohibited from paying dividends on its common stock and from taking certain other extraordinary actions without the consent of Foothill. In March 1996, the Company obtained a waiver by Foothill of the Company's failure to meet certain financial covenants with respect to the line of credit. Foothill has also agreed to adjust the covenants for future periods effective March 31, 1996. If the Company becomes out of covenant in the future, there can be no assurance that Foothill will again waive compliance. See
Note 2 to the Consolidated Financial Statements.

Commencing at the end of the fourth quarter of 1995, the Company determined to increase the efficiency of its operations by attempting to sell five of the Medi-Phar retail outlets and by consolidating the South Carolina distribution facility with the new Chicago operation. Although the retail outlets have been contributing approximately $2,300,000 of annual net sales, certain of the outlets have been operating at a loss and are being sold. The consolidation of the South Carolina facility is not expected to affect net sales, but should result in lower costs.

Subsequent to the end of the fiscal year, the Company and its insurance carrier reached a preliminary settlement on the shareholder class action suit described at Legal Proceedings. If approved by the court and accepted by the plaintiff class, the settlement will remove a financial uncertainty and will allow management to avoid the distractions of fighting litigation. In the fourth quarter of 1995, the Company reserved its anticipated share of the settlement amount and related defense costs.

Results of Operations.

The following table sets forth certain financial data as a percentage of net sales for the periods presented:


                                                Percent of Sales
                                    ---------------------------------------
                                         For the Years Ended December 31,
                                    ---------------------------------------
                                      1995            1994          1993
                                    ---------       ----------    ---------

           Net sales                  100.0%          100.0%       100.0%

           Cost of sales              (86.0)          (86.6)       (77.3)

           Selling, general and
           administrative expenses
           (excluding amortization,
           merger expenses and
           restructure provisions)    (15.2)          (21.8)       (52.3)

           Earnings (loss) before
           income taxes, depreciation
           and amortization
           (EBITDA)                    (1.2)           (4.9)       (12.3)

           Operating loss              (9.5)            8.4        (29.6)

           Other income (expense),
           net                         (2.2)            0.3         (3.0)
                                      ------           -----       ------
           Net loss                   (11.7)           (8.1)       (32.6)
                                      ======           =====       ======
- --------------------

On April 1, 1994, Medi-Claim assumed the obligation for payments to members of Med-Claim's pharmacy network. Prior to April 1, 1994, Medi-Claim was only obligated to the extent payment was received from the sponsoring organization. This step was taken to standardize Medi-Claim's procedures with trends in the industry. As a result of this change, subsequent to April 1, 1994 the Company presents the sales and cost of sales as well as the related accounts receivable and accounts payable in its consolidated financial statements for prescriptions filled at participating network pharmacies by insureds covered under pharmacy plans offered by Medi-Claim's clients, the sponsoring organizations. The effect of this change was to increase reported revenue by approximately $16,000,000 compared to previous reporting. If the change had occurred at the beginning of 1994, an additional approximately $4,000,000 of revenue would have been reported in 1994.

1995 Compared With 1994. On September 15, 1995, the Company acquired the assets of Home Pharmacy from ArcVentures, Inc. The acquisition was accounted for as a purchase. Consistent with its treatment of prior acquisitions, the Company has included the operations of the acquired business for the entire year to date in its operating statements with a single line item to subtract the profit of the acquired business for periods prior to acquisition.

Primarily as a result of the Home Pharmacy acquisition, consolidated net sales for the year ended December 31, 1995 increased 68% over the prior year ($114,297,000 in 1995 compared to $67,863,000 in 1994). The increase in sales includes $30,629,000 from pre-acquisition operations of Home Pharmacy in 1995. Approximately $4,000,000 of the increase results from the Medi-Claim contract changes discussed above. The remainder of the increase represents operation of the Home Pharmacy business by the Company. Although the Company has determined to reduce its retail pharmacy operations, the impact on future revenues for the Company as a whole is not expected to be significant. Not all of Home Pharmacy's major customers have continued with the Company following the acquisition. As with turn-over of any of the Company's customers, the Company expects to obtain new customers to replace revenue previously received from departing customers, subject to the normal sales and implementation cycles of the industry.

Costs of sales for 1995 were approximately 86.0% of sales compared to 86.6% in 1994. As the industry has continued its consolidation to fewer, but larger, participants, competitive pressures to obtain customers has increased. This has led to pricing pressures and lowered gross margins for the industry generally. The slight increase in margin for 1995 compared to 1994 is not considered by management to be significant, and will likely be offset in the future by pricing pressures. Gross margins for the retail pharmacy sector have historically been higher than for the mail service and PBM business. Increased pressure from large retail chains are eroding margins for in clinic retail pharmacies. Management therefore does not anticipate that future reductions in retail revenue will significantly affect the Company's overall gross margin.

The contract with the third-party payor or affinity group for the provision of mail service pharmacy services typically establishes a formula for determining the price of prescriptions filled under the contract. Although each contract is separately negotiated, typically the pricing is based on the published average wholesale price ("AWP") or other standard cost reference of the drug dispensed, plus or minus a specified percentage, plus a fixed dispensing fee per prescription. The Company believes such pricing structure is typical in the industry. The pricing formula allows the Company to pass onto its customers increases in the AWP of prescribed drugs. The Company typically could not renegotiate the contract to increase its dispensing fee or the percentage of AWP charged except in connection with the annual renewal of the contract.

Expenses for salaries and benefits were 7.5% of sales ($8,617,000) in 1995 compared to 7.7% of sales ($5,214,000) in 1994. The efficiencies expected from the Company's operation of the Home Pharmacy business which were implemented in the fourth quarter of 1995 and the first quarter of 1996 will begin to be reflected in 1996.

Marketing and advertising expenses decreased slightly in dollar amount ($1,064,000 in 1995 from $1,296,000 in 1994) and therefore decreased as a percentage of sales to 0.9% from 1.9%. The decrease in marketing expenses reflects the Company's operating efficiencies and the economies of scale resulting in part from the Home Pharmacy acquisition.

Other administrative expenses including provisions for doubtful accounts were $7,691,000 or 6.7% of sales in 1995 compared to $5,889,000 or 8.6% of sales in 1994. The decrease in these expenses as a percentage of revenue reflects efficiencies and cost cutting actions implemented by management as well as economies of scale. Other administrative expenses for the fourth quarter of 1995 were unusually high due to transition costs of consolidating the Home Pharmacy operations into the Company, the reserve for the class action litigation settlement and an increased bad debt reserve.

Depreciation and amortization for 1995 was $8,884,000 or 7.8% of sales compared to $2,395,000 or 3.5% of sales in 1994. The increase in amortization for in 1995 reflects approximately $2,744,000 of amortization of the Home Pharmacy assets and intangibles. The Home Pharmacy acquisition allowed the Company to consolidate the Owings Mills and Mt. Pleasant operations in the new Chicago facility. This consolidation and the planned reduction in retail operations resulted in the accelerated amortization in 1995 of approximately $3,663,000 of intangibles related to the FPA, MailRx and Medi-Phar acquisitions.

Earnings (loss) before income taxes, depreciation and amortization and restructuring and merger related expenses (EBITDA) were a loss of $1,328,000 in 1995 compared to a loss of $3,329,000 in 1994. During the first nine months of 1995, the Company had earned an EBITDA profit of $1,294,000. The Company attributes the EBITDA loss for the year principally to the class action litigation ($350,000) as well as increases in fourth quarter 1995 expenses including a substantial increase in the bad debt reserve for the approximately $8,000,000 of the accounts receivable generated since the acquisition by Home Pharmacy customers with whom the Company had no prior credit history. In addition, in the fourth quarter the Company incurred non-recurring expenses related to integrating the new Chicago operations into the Company and consolidating the Mt. Pleasant operations into Chicago.

The Company recorded merger related expenses of $250,000 in 1995, primarily consisting of increased shipping costs incurred to maintain Home Pharmacy delivery schedules during the transition to the new Chicago facility. The Company also recorded $353,000 of restructure charges relating to the decision to phase out the retail stores ($199,000) and consolidate the Mt. Pleasant facility into Chicago ($154,000). With these items, operating loss for 1995 was $10,815,000 compared to an operating loss of $5,724,000 in 1994.

Interest on debt incurred in connection with the Home Pharmacy acquisition contributed to the 1995 interest expenses of $1,273,000 compared to interest expense of $310,000 for 1994. It should be noted that interest expense does not include dividends paid on preferred stock issued in connection with the Home Pharmacy acquisition.

1994 as Compared with 1993. Consolidated net sales for the year ended December 31, 1994 increased 169% over the prior year ($67,863,000 in 1994 compared to $25,224,000 in 1993) with a consolidated loss of $5,499,000 compared to a loss of $8,226,000 in the prior year. The increase in sales was attributable to acquisitions, including the June 1994 acquisition of FPA, the acquisition of MSA in November 1994. In addition, $16,119,000 of claims processing revenue and costs of sale in 1994 was attributable to contractual amendments entered into by Medi-Claim described above.

Costs of sales increased as a percentage of net sales from 77.3% in 1993 to 86.6% in 1994. The increase in cost of sales was primarily due to the changing mix in the Company's sales and the inclusion of Medi-Claim sales, which had a lower gross margin in 1994 due to the contractual amendments.

Expenses for salaries and benefits increased to $5,214,000 in 1994 from $4,401,000 in 1993, but declined as a percentage of sales to 7.7% from 17.4%. This reflects the addition of the FPA and Mednet operations and addition of other personnel consistent with increased volume. The 1993 salaries and benefits include $766,000 of Common Shares and cash paid to the President to obtain the release of certain potential future severance benefits. Similarly, other selling, general and administrative expenses rose in dollar amount, but declined as a percentage of sales.

The $2,395,000 depreciation and amortization expense in 1994 compared to $4,354,000 in 1993 related to primarily intangible assets acquired in connection with acquisitions.

During May 1993, the Company entered into an agreement with former owners of the retail pharmacies purchased during 1992 to induce them to convert the outstanding balance of the convertible note payable into Common Shares of the Company. The Agreement provided for the issuance of 249,130 Common Shares having a market value at the time of $560,542 in satisfaction of the $747,000 balance of the note payable. In addition, the Company agreed that until such time as the shares issued on conversion were registered, the Company would continue to make principal and interest payments to the note holders in accordance with the original terms of the notes. The conversion terms of the notes had provided that the note holders, at their option, could convert the outstanding balance of the notes into Common Shares of the Company at a price of $5.00 per share.

Generally accepted accounting principles as prescribed in Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt" ("SFAS 84") requires recognition of an expense equal to the fair value of the additional securities or other consideration issued to induce conversion. SFAS 84 is applicable to such transactions regardless of whether, as was the fact here, the total value of the securities issued on conversion was less than the balance of the debt. As a result of the transaction and the application of SFAS 84, the Company recorded debt conversion expense of $224,000 in 1993 with an increase to paid in capital of an equal amount and $203,000 in 1994. The expense in 1994 represented interest and principal paid on the note in 1994 prior to registration of the shares issued on conversion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.

Effective April 19, 1994, the Company dismissed Price Waterhouse ("Price") as its certifying accountant. Price's reports on the Company's financial statements for the years ended December 31, 1993, 1992 and 1991 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles.

The Company's audit committee and board of directors unanimously approved dismissal of Price.

During the Company's three fiscal years ended December 31, 1993, 1992 and 1991 and the interim period subsequent to December 31, 1993, there were no disagreements, as defined in Regulation S-K Item 304, with Price on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Price to make a reference to the subject matter of the disagreement in connection with its reports.

On April 18, 1994, the company engaged McGladrey & Pullen, L.L.P. to perform its audits and provide various accounting services thereafter. The Company and McGladrey & Pullen, L.L.P. did not consult prior to such date regarding any reportable matter.

There are no other changes in and disagreements on accounting and financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding executive officers and the directors of the Company and Management's compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears under the sections "Executive Officers", "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be filed within 120 days after December 31, 1995 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding the compensation of the Company's executives appears under the section "Management Compensation" in the Company's Proxy Statement to be filed within 120 days after December 31, 1995 with the Securities and Exchange Commission relating to the company's Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding beneficial security ownership of the Company's equity securities appears under the sections "Options to Purchase Securities" and "Security Ownership of Directors, Nominees and Principal Security Holders" in the Company's Proxy Statement to be filed within 120 days after December 31, 1995 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders and is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions appears under the section "Transactions With Related Parties" in the Company's Proxy Statement to be filed within 120 days after December 31, 1995 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Stockholders and is incorporated herein by reference thereto.


                    [Remainder of page left intentionally blank]

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


     (a)  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                       Page No.
Title of Documents

Report of Independent Accountants.......................................

Consolidated Balance Sheets at December 31, 1995 and 1994...............

Consolidated Statements of Operations for the years
   ended December 31, 1995, 1994 and 1993 ..............................

Consolidated Statements of Stockholders' Equity for
   the years ended December 31, 1995, 1994 and 1993.....................

Consolidated Statements of Cash Flows for the years
   ended December 31, 1995, 1994 and 1993 ..............................

Notes to Consolidated Financial Statements..............................


Financial Statement Schedules:

For the three years ended December 31, 1995:

Report of Independent Accountants on the Schedule........................

Schedule   II - Valuation and Qualifying Accounts........................

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.


   (b)  Reports on Form 8-K

   During the fourth quarter of the fiscal year ended December 31, 1995, the Company filed an amendment to its Current Report on Form 8-K, dated September 15, 1995. The Form 8-K reported the acquisition of the Home Pharmacy assets and included financial statements of Home Pharmacy. Subsequent to the fiscal year end, the Company filed Amendment No. 2 to this Form 8-K. The Company filed no other report on Form 8-K during the fourth quarter of its fiscal year ended December 31, 1995.

   (c)  Exhibits

   The following documents are included as exhibits to this report.

Exhibit
Number    Description

    3.1 Articles of Incorporation of the Company as filed September 17, 1985 with the Secretary of State of the State of Nevada.(1)

  3.1.1 Amendment to the Articles of Incorporation of the Company as filed April 8, 1988 with the Secretary of State of the State of Nevada.(1)

  3.1.2 Amended and Restated Articles of Incorporation of the Company as filed May 20, 1988 with the Secretary of State of the State of Nevada.(1)

  3.1.3 Second Amended and Restated Articles of Incorporation of the Company, as filed May 19, 1989 with the Secretary of State of the State of Nevada.(2)

  3.1.4 Certificate of Amendment to Articles of Incorporation of the Company as filed March 2, 1990 with the Secretary of State of the State of Nevada.(3)

  3.1.5 Certificate of Amendment to Articles of Incorporation of the Company as filed December 15, 1993 with the Secretary of State of the State of Nevada.(3)

  3.1.6 Certificate of Amendment to Articles of Incorporation of the Company as filed November 9, 1994.(4)

  3.1.7 Certificate of Amendment to Articles of Incorporation of the Company as filed June 29, 1995.(4)

  3.2.1 Certificate of Designation of the 10% Series A Convertible Exchangeable Preferred Stock (13).

  3.2.2   Certificate of Designation Series B-1 Preferred Shares.*

  3.2.3   Certificate of Designation Series B-2 Preferred Shares.*

  3.2.4   Certificate of Designation Series B-3 Preferred Shares.*

  3.2.5   Certificate of Designation Series C Preferred Shares.*

  3.3.1   By-laws.(1)

  3.3.2   Amended and Restated By-laws.(3)

  3.3.3 Certificate of Amendment to Amended and Restated By-laws dated January 27, 1992.(3)

  3.3.4   Second Amended and Restated By-laws.(4)

    4.1   Specimen certificate for Common Shares, $.001 par value per share.(1)

    4.2   Form of Underwriter's Warrant.(1)

Exhibit
Number    Description

10.1      1988 Incentive Stock Option Plan.(2)

10.1.1    1992 Amended and Restated Incentive Stock Option Plan.(5)

10.1.2 Amendment No. 1 to 1992 Amended and Restated Incentive Stock Option Plan.(3)

10.2      1988 Nonqualifying Stock Option Plan.(2)

10.2.1    1992 Amended and Restated Nonqualifying Stock Option Plan.(5)

10.2.2 Amendment No. 1 to 1992 Amended and Restated Nonqualifying Stock Option Plan.(3)

10.3 Employment Agreement between the Company and M.B. Merryman, dated May 1, 1992.(5)

10.3.1 First Amendment to Employment Agreement between the Company and M.B. Merryman, dated as of September 12, 1993.(3)

10.4 Letter Agreement between the Company and Gordon Summer dated March 13,1992.(5)

10.5 Sublease between the Company and Rocky Mountain Bank Note company dated March 9, 1992.(5)

10.6 Asset Purchase Agreement between the Company, Medi-Claim, Inc., and Avesis, Incorporated, dated December 30, 1992.(5)

10.7 Purchase and Sale Agreement between the Company, Medi-Phar, Inc. and Medco Drugs, dated January 17, 1992.(6)

10.8 Agreement between Avesis, Incorporated and National Insurance Services, Inc. dated September 1, 1992 acknowledging that the Company is to provide mail pharmacy services.(5)

10.9 Pharmaceutical Services Agreement between Union Labor Life Insurance company and the Company, effective March 1, 1992.(5)

10.10 Specimen form of Indemnification Agreement between the Company and all of its officers and Directors, signed in 1992 (5).

10.11 Asset Purchase Agreement between the Company and G.B.K., Inc. d/b/a Mail Rx, dated April 15, 1993. (8)

10.12 Consultant Agreement by and between the Company and Irwin G. Jann & Associates, P.C., dated June 1, 1994. (9)

10.13 Share Exchange Agreement by and among Family Pharmaceuticals of America, Inc. ("FPA"), the former stockholders of FPA and the Company, dated June 30, 1994. (10)

10.14     Agreement and Plan of  Reorganization  by and  among  Medical  Service
          Agency, Inc. (doing business as Mednet), Med-Claim, Inc. and the Company, dated November 19, 1994. (11)

10.15 Employment Agreement between the Company and David L. Dalton, dated November 9, 1994. (4)

10.16 Asset Purchase Agreement between the Company and ArcVentures, Inc. (Home Pharmacy) (13)

10.17     Foothill Revolving Loan Agreement (14)

Exhibit
Number    Description


21.1      Subsidiaries of the Registrant.

23.1 Consent of McGladrey & Pullen, L.L.P., independent public accountants of the Company.*

27.1      Financial Data Schedule*

99.1 Complaint, Mark Christiansen v. Medi-Mail, Inc. et al., Civil No. 940052B(LSP), filed January 12, 1995 (S.D. Calif.).(12)


*  Filed herewith

(1) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's Registration Statement on Form S-18, as amended, originally filed on May 3, 1988, Registration No. 33-21599.

(2) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's Registration Statement on Form S-1, as amended, originally filed on December 22, 1988, Registration No.
     33-26282.

(3) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's current report on Form 10-K for the period ended December 31, 1993.

(4) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's current report on Form 10-K for the period ended December 31, 1994.

(5) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's annual report on Form 10-K for the period ended December 31, 1992.

(6) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed pursuant to Item 7(c) of the Company's current report on Form 8-K dated January 31, 1992.

(7) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed pursuant to Item 7(c) of the Company's current report on Form 8-K dated October 14, 1988.

(8) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed pursuant to Item 2 of the Company's current report on Form 8-K dated April 30, 1993.

(9) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed pursuant to Item 5 of the Company's current reports on Form 8-K, dated April 28, 1994.

(10) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed pursuant to Item 2 of the Company's current report on Form 8-K and Form 8-K/A, dated June 30, 1994.

(11) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed pursuant to Item 2 of the Company's current report on Form 8-K and Form 8-K/A, dated November 19, 1994.

(12) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed pursuant to Item 2 of the Company's current report on Form 8-K, dated February 23, 1995.

(13) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with the Company's current report on Form 8-K, dated September 15, 1995.

(14) Pursuant to Rule 12b-32, this exhibit is incorporated herein by reference to the exhibits filed with respect to the Company's Registration Statement of Form S-1, as amended, originally filed on January 31, 1996.

                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MEDNET, MPC CORPORATION



Dated: April 1, 1996                             By: /s/ M.B. Merryman
                                                     ---------------------------
                                                     M.B. Merryman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date

/s/ M.B. Merryman               Principal Executive Officer,      April 1, 1996
- ---------------------------     President and Director
M.B. Merryman



/s/ Thomas Warren               Principal Financial Officer,      April 1, 1996
- ---------------------------     Principal Accounting Officer
Thomas Warren



/s/ Leo T. McCarthy             Director                          April 1, 1996
- ---------------------------
Leo T. McCarthy



/s/ Byron S. Georgiou           Director                          April 1, 1996
- ---------------------------
Byron S. Georgiou


                                Director
- ---------------------------
Dr. Sol Lizerbram



                                Director
- ---------------------------
Edward F. Heil



/s/ Lincoln R. Ward             Director                          April 1, 1996
- ---------------------------
Lincoln R. Ward


                                Director
- ---------------------------
Edward T. Hanley, Jr.



/s/ Matthew C. Strauss          Director                          April 1, 1996
- ---------------------------
Matthew C. Strauss



/s/ Robert W. Quick             Director                          April 1, 1996
- ---------------------------
Robert W. Quick



                                Director
- ---------------------------
Steven F. Mayer

                             MEDNET, MPC CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1995

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets

   Consolidated statements of operations

   Consolidated statements of stockholders' equity

   Consolidated statements of cash flows

   Notes to consolidated financial statements
- ----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT ON THE SCHEDULE

- ----------------------------------------------------------------------------

   Valuation and qualifying accounts - Schedule II
- ----------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Mednet, MPC Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Mednet, MPC Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mednet, MPC Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                   /s/ McGladrey & Pullen, LLP
                                   ---------------------------


Las Vegas, Nevada
March 8, 1996, except for Note 6
  as to which the date is March 27, 1996

MEDNET, MPC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994


ASSETS                                                                                  1995          1994
- --------------------------------------------------------------------------------------------------------------
Current Assets
   Cash .........................................................................   $    42,000 $    1,711,000
   Accounts receivable (Notes 3 and 6) ..........................................    17,798,000      8,087,000
   Inventories (Note 6) .........................................................     2,849,000      1,334,000
   Other current assets .........................................................       243,000        104,000
                                                                                    --------------------------
              Total current assets ..............................................    20,932,000     11,236,000

Property and equipment, net (Notes 4 and 6) .....................................     1,532,000      1,184,000
Intangible assets, net  (Note 5) ................................................    18,582,000      9,308,000
Other assets ....................................................................       857,000        589,000
                                                                                    --------------------------
                                                                                    $41,903,000 $   22,317,000
                                                                                    ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Revolving line of credit (Note 6) ............................................   $ 3,709,000 $            0
   Current portion of long-term debt (Note 6) ...................................     2,739,000      2,258,000
   Accounts payable .............................................................    17,483,000      6,545,000
   Accrued expenses .............................................................     2,139,000      1,013,000
                                                                                    --------------------------
              Total current liabilities .........................................    26,070,000      9,816,000
                                                                                    --------------------------

Long-Term Debt (Note 6) .........................................................     1,422,000        595,000
                                                                                    --------------------------

Redeemable  convertible  preferred  stock,  Series A, $.01 par value, 10% annual dividends, 2,000,000 shares  authorized for all series of preferred  stock,
   267,500 issued and outstanding,
   stated at redemption value (Note 8) ..........................................     5,350,000              0
                                                                                    --------------------------

Commitments and Contingencies (Notes 10 and 12)

Stockholders' Equity (Notes 8, 9, 10, 13 and 15)
   Common stock: $.001 par value; 42,000,000 shares authorized,
      29,149,118 and 23,797,747 issued and outstanding
      at December 31, 1995 and 1994 .............................................        29,000         24,000
   Additional paid-in capital ...................................................    42,778,000     32,138,000
   Accumulated deficit ..........................................................   (33,746,000)   (20,256,000)
                                                                                    --------------------------
              Total stockholders' equity ........................................     9,061,000     11,906,000
                                                                                    --------------------------
                                                                                    $41,903,000 $   22,317,000
                                                                                    ===========================

See Notes to Consolidated Financial Statements.

MEDNET, MPC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1995, 1994 and 1993


                                                                1995           1994            1993
- --------------------------------------------------------------------------------------------------------


Sales (Notes 10, 11 and 16)                              $   114,438,000 $   67,985,000 $    25,370,000
Less sales discounts and allowances                              141,000        122,000         146,000
                                                         -----------------------------------------------
              Net sales                                      114,297,000     67,863,000      25,224,000

Cost of sales (Note 11)                                       98,253,000     58,793,000      19,504,000
                                                         -----------------------------------------------
              Gross profit                                    16,044,000      9,070,000       5,720,000
                                                         -----------------------------------------------

Selling, general and administrative expenses:
   Salaries and benefits                                       8,617,000      5,214,000       4,401,000
   Marketing and advertising                                   1,064,000      1,296,000         962,000
   Provision for doubtful accounts                             1,197,000        706,000         290,000
   Other administrative expenses                               6,494,000      5,183,000       3,178,000
                                                         -----------------------------------------------
              Total selling, general and
                  administrative expenses                     17,372,000     12,399,000       8,831,000
                                                         -----------------------------------------------

Depreciation and amortization (Note 5)                         8,884,000      2,395,000       4,354,000
Restructuring expenses (Note 14)                                 353,000              0               0
Merger related expenses (Note 14)                                250,000              0               0
                                                         -----------------------------------------------

              Operating loss                                 (10,815,000)    (5,724,000)     (7,465,000)
                                                         -----------------------------------------------

Other income (expense):
   Interest expense                                           (1,273,000)      (310,000)       (250,000)
   Subsidiary operations for period not owned
      (Note 10)                                                 (982,000)       517,000               0
   Loss on disposal of property and equipment                   (335,000)             0        (313,000)
   Debt conversion expense                                             0       (203,000)       (224,000)
   Other, net                                                     73,000        221,000          26,000
                                                         -----------------------------------------------
              Total other income (expense)                    (2,517,000)       225,000        (761,000)
                                                         -----------------------------------------------

              Net loss                                   $   (13,332,000) $  (5,499,000) $   (8,226,000)
                                                         ==============================================
              Net loss per common share                  $         (0.53) $       (0.26) $        (0.49)
                                                         ==============================================

See Notes to Consolidated Financial Statements.

MEDNET, MPC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993


                                                              Class B             Class B
                                        Common Stock        Common Stock       Preferred Stock   Additional                Stock-
                                      ------------------  ------------------  -----------------   Paid-In    Accumulated  holders'
                                       Shares    Amount    Shares    Amount   Shares    Amount    Capital      Deficit     Equity
- ------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992 .......  9,812,339  $10,000   162,000  $      0  $    0  $    0  $11,335,000 $ (6,531,000)  $4,814,000

Conversion of Class B common stock
   to common stock .................    161,501        0  (162,000)        0       0       0            0            0            0

Exercise of warrants and options for
   common stock ....................    571,469     1,000        0         0       0       0      717,000            0      718,000

Common stock issued in private
   placement                          8,610,798     9,000        0         0       0       0    8,251,000            0    8,260,000

Common stock issued as a result of
   conversion of note payable to
   equity (Note 6) .................    249,130         0        0         0       0       0      971,000            0      971,000

Common stock issued in exchange for
   services and buyout of a
   commission agreement (Note 13) ..    219,410         0        0         0       0       0      787,000            0      787,000

Stock issuance costs ...............          0         0        0         0       0       0     (296,000)           0     (296,000)

Net loss ...........................          0         0        0         0       0       0            0   (8,226,000)  (8,226,000)
                                     -----------------------------------------------------------------------------------------------
                                     19,624,647  $ 20,000        0  $      0       0  $    0  $21,765,000 $(14,757,000) $ 7,028,000
                                     ===============================================================================================


See Notes to Consolidated Financial Statements.

MEDNET, MPC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993

                                                               Class B         Series B
                                          Common Stock       Common Stock   Preferred Stock  Additional                   Stock-
                                        ------------------  --------------- ---------------    Paid-In    Accumulated     holders'
                                          Shares    Amount  Shares   Amount Shares   Amount    Capital      Deficit        Equity
- ------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993 .......... 19,624,647 $20,000       0   $   0      0   $    0  $21,765,000 $(14,757,000)  $ 7,028,000

Common stock issued in exchange for
   services,  buyout of a commission
   agreement, termination of marketing
   partnerships and exercise of
   warrants and options (Note 13) .....    273,100       0       0      0       0        0      489,000            0       489,000

Common stock issued in private ......... 1,900,000   2,000       0      0       0        0    5,421,000            0     5,423,000
placements

Stock issuance costs ...................         0       0       0      0       0        0     (235,000)           0      (235,000)

Common stock issued in the acquisition
of FPA (Note 10) .......................   400,000       0       0      0       0        0    2,000,000            0     2,000,000

Common stock issued in the acquisition
   of Mednet (Note 10) ................. 1,600,000   2,000       0      0       0        0    2,698,000            0     2,700,000

Net loss ...............................         0       0       0      0       0        0            0   (5,499,000)   (5,499,000)
                                        ------------------------------------------------------------------------------------------
                                        23,797,747 $24,000       0  $   0       0   $    0  $32,138,000  $(20,256,000  $11,906,000
                                        ===========================================================================================

MEDNET, MPC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993

                                       Common Stock     Common Stock     Preferred Stock      Additional                   Stock-
                                    ------------------  -------------   ------------------      Paid-In      Accumulated   holders'
                                      Shares    Amount  Shares Amount   Shares      Amount      Capital        Deficit     Equity
- ------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994        23,797,747 $24,000    0    $    0         0   $        0  $32,138,000 $(20,256,000) $11,906,000

Common stock issued in exchange
   for services and exercise of
   warrants and options (Note 10)      432,623       0    0         0         0            0      327,000            0      327,000

Common stock issued as reduction
   of debt                           1,774,099   2,000    0         0         0            0    4,833,000            0    4,835,000

Preferred stock issued in private
   placements                                0       0    0         0   100,000    2,000,000            0            0    2,000,000

Warrants issued in exchange for
   services                                  0       0    0         0         0            0       14,000            0       14,000

Common stock issued in private
   placements                        2,111,000   2,000    0         0         0            0    4,721,000            0    4,723,000

Series B Preferred stock
   conversion to common stock        1,033,649   1,000    0         0  (100,000)  (2,000,000)   1,999,000            0            0

Preferred stock dividends                    0       0    0         0         0            0            0     (158,000)    (158,000)

FPA acquisition shortfall payments
   (Note 10)                                 0       0    0         0         0            0     (957,000)           0     (957,000

Stock issuance costs                         0       0    0         0         0            0     (297,000)           0     (297,000)

Net loss                                     0       0    0         0         0            0            0  (13,332,000) (13,332,000)
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1995        29,149,118 $29,000    0    $    0         0     $      0  $42,778,000 $(33,746,000) $ 9,061,000
                                    ================================================================================================


MEDNET, MPC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994  AND 1993

                                                          1995             1994            1993
- --------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Cash received from customers ...................   $103,410,000  $   62,758,000 $    24,484,000
   Cash paid to suppliers and employees ...........   (106,087,000)    (66,867,000)    (24,513,000)
   Interest paid ..................................       (870,000)       (261,000)       (232,000)
                                                      --------------------------------------------
              Net cash used in operating activities
                activities                              (3,547,000)     (4,370,000)       (261,000)
                                                      --------------------------------------------

Cash Flows From Investing Activities
   Proceeds on sale of property and equipment .....        292,000               0               0
   Purchases of property and equipment ............     (1,033,000)       (384,000)       (235,000)
   Payment for purchase of Mail-Rx, net of cash
      acquired ....................................              0               0      (7,582,000)
   Payment for purchase of Home Pharmacy ..........     (8,000,000)              0               0
   Sale of short-term investment ..................              0               0         885,000
   Costs of acquisitions (Note 10) ................     (2,465,000)       (335,000)              0
                                                       -------------------------------------------
              Net cash used in investing activities    (11,206,000)       (719,000)     (6,932,000)
                                                       -------------------------------------------

Cash Flows From Financing Activities
   Proceeds from borrowings .......................      5,925,000           8,000           5,000
   Payments on notes payable ......................     (4,115,000)       (742,000)       (911,000)
   Payment of shortfall ...........................        (65,000)              0               0
   Proceeds from exercise of warrants and options .        285,000         288,000         718,000
   Proceeds from issuance of common stock .........      4,723,000       5,423,000       7,763,000
   Proceeds from issuance of preferred stock ......      7,350,000               0               0
   Stock issuance costs ...........................       (297,000)       (235,000)              0
   Debt issuance costs ............................       (722,000)              0               0
   Cash acquired in acquisitions (Note 10) ........              0         838,000               0
                                                      --------------------------------------------
              Net cash provided by
                   financing activities ...........     13,084,000       5,580,000       7,575,000
                                                      --------------------------------------------

              Net increase (decrease) in cash .....     (1,669,000)        491,000         382,000

Cash balance, beginning ...........................      1,711,000       1,220,000         838,000
                                                      --------------------------------------------

Cash balance, ending ..............................   $     42,000 $     1,711,000 $     1,220,000
                                                      ============================================

See Notes to Consolidated Financial Statements.

MEDNET, MPC CORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995, 1994  AND 1993


                                                                      1995          1994           1993
- -----------------------------------------------------------------------------------------------------------
Reconciliation Of Net Loss To Net Cash Used
   In Operating Activities
   Net loss                                                    $  (13,332,000) $ (5,499,000) $  (8,226,000)
   Depreciation and amortization (net of $120,000 of
      preacquisition depreciation of Home Pharmacy)
      (See Note 10)                                                 8,764,000     2,395,000      4,354,000
   Loss on disposal of property and equipment                         335,000                      313,000
   Provision for doubtful accounts receivable                       1,197,000       706,000        290,000
   Expenses paid by issuance of common stock and warrants              56,000        31,000      1,052,000
   Change in assets and liabilities, net of
      effects of business combinations
      (Increase) in accounts receivable                           (10,960,000)   (2,043,000)    (1,090,000)
      (Increase) decrease in inventories                           (1,515,000)      461,000       (368,000)
      (Increase) decrease in other current assets                    (139,000)      356,000        105,000
      (Increase) decrease in other assets                             141,000      (122,000)       164,000
      Increase (decrease) in accounts payable                      10,938,000    (1,113,000)     2,972,000
      Increase in accrued expenses                                    968,000       458,000        173,000
                                                               ---------------------------------------------
              Net cash used in operating activities            $   (3,547,000) $ (4,370,000) $    (261,000)
                                                               ---------------------------------------------

Supplemental schedule of noncash investing and financing
   activities:
   Common stock issuances:
      Reduction of debt (Note 10)                              $    4,835,000 $           0  $           0
                                                               -------------------------------------------
      Conversion of preferred stock                                 2,000,000             0              0
                                                               -------------------------------------------
      Purchase of common stock of FPA                                       0     2,000,000              0
                                                               -------------------------------------------
      Purchase of assets of MedNet                                          0     2,700,000              0
                                                               -------------------------------------------
      Termination of marketing partnerships                                 0       166,000              0
                                                               -------------------------------------------
      Services and commissions                                              0             0        787,000
                                                               -------------------------------------------
      Purchase of assets of Mail-Rx                                         0             0        201,000
                                                               -------------------------------------------
      Conversion of note payable to equity                                  0             0        971,000
                                                               -------------------------------------------
   Account payable converted to notes payable                               0             0      2,846,000
                                                               -------------------------------------------
   Notes payable issued to purchase assets of
      Home Pharmacy                                                 7,150,000             0              0
                                                               -------------------------------------------
   Notes payable issued to settle FPA shortfall                       892,000             0              0
                                                               -------------------------------------------
   Liabilities assumed in acquisitions                                      0     5,811,000              0
                                                               -------------------------------------------


See Notes to Consolidated Financial Statements.

MEDNET, MPC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies

Nature of business

Mednet, MPC Corporation (formerly Medi-Mail, Inc.) and Subsidiaries ("Mednet" or the "Company") are in the managed prescription care industry. The Company acts as an integrated, full service prescription drug benefits manager serving individual members of retirement organizations, fraternal organizations, state employee organizations, commercial organizations, corporations, self-insurance trusts, insurance companies, and other benefit plan sponsors throughout the United States. The Company operates mail order pharmacies in Las Vegas, Nevada and Chicago, Illinois, a claims processing operation located in Lemoyne, Pennsylvania and retail pharmacies in Las Vegas, Nevada and San Diego, California.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of the Company's significant accounting policies follows:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Mednet, MPC Corporation and its wholly-owned subsidiaries, Medi-Mail, Inc. ("Medi-Mail"), Medi-Claim, Inc. ("Medi-Claim"), Medi-Phar, Inc. ("Medi-Phar"), and Family Pharmaceuticals of America, Inc. ("FPA"). All significant intercompany transactions have been eliminated in consolidation.

The Company consolidates the operations of acquired businesses retroactively to the beginning of the year of acquisition and subtracts the preacquisition net income or adds the preacquisition net loss of the acquired business for the period prior to acquisition from/to the consolidated statement of operations.

Cash

The Company maintains cash balances in excess of insured amounts at financial institutions.

Inventories

Inventories, consisting primarily of prescription drugs, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and equipment

Property and equipment are stated at cost, net of depreciation and amortization. Depreciation and amortization is computed primarily on the straight-line method over the following estimated useful lives:

                                                                          Years
                                                                          -----

  Furniture and fixtures                                                     5
  Office equipment                                                           5
  Software                                                                   3

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement.

Intangible assets

Intangible assets include the following assets amortized over their estimated useful lives as follows:

                                                        Years
                                                        -----
        Goodwill                        25 years
        Tradename                       25 years
        Customer contracts              Length of contracts (primarily 3 years)
        Non-compete agreements          Length of agreements (primarily 3 years)
        Customer lists and other        3 years
        Debt issuance costs             Length of contracts (primarily 5 years)

On an annual basis, the Company reviews the recoverability of intangible assets. The measurement of possible impairment is based primarily on the Company's ability to recover the carrying value of intangible assets from estimated future operating cash flows on an undiscounted basis. If an impairment is deemed to exist, the impairment adjustment is determined based on estimated operating cash flows on a discounted basis (see Note 5).

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Net loss per common share

Net loss per common share is based on the weighted average number of shares of common stock outstanding of 25,383,356, 21,352,923 and 16,675,420 during 1995,
1994 and 1993, respectively. The Company has common stock equivalents consisting of stock options and warrants. The common stock equivalents are antidilutive and therefore, are not included in the computation of net loss per common share.

Fair value of financial instruments

The Financial Accounting Standards Board issued SFAS No. 107, Disclosures about Fair Value of Financial Statements, which is effective December 31, 1995. This statement requires the disclosure of estimated fair values for all financial instruments for which it is practicable to estimate fair value.

The carrying amounts of financial instruments including cash, trade receivables, accounts payable and accrued expenses approximate fair value because of their short maturity.

The carrying amount of long-term debt and the revolving line of credit approximate fair value because the interest rates on these instruments either float with market rates or currently approximate market interest rates.

Accounting for Stock-Based Compensation

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock options and stock purchase plans. The statement generally suggests but does not require stock-based compensation arrangements for employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Stock-based compensation for nonemployees is required to be accounted for at the fair value of the instruments issued. Statement No. 123 will first be required for the Company's year ending December 31, 1996. Companies that do not elect to change their accounting for stock-based compensation for employees are required to disclose the effect on net income and earnings per share as if the provision of Statement No. 123 were applied. The Company has decided not to adopt the accounting provisions of this statement for employees' stock-based compensation arrangements.


Note 2. Results of Operations and Capital Resources

The Company has been built over the past four years through a series of acquisitions as discussed in Note 10. The Company has been focused on finding acquisition candidates, financing acquisitions, integrating acquired operations, building information systems and personnel infrastructures to operate the Company. In the past three years, the Company has incurred losses of $13,332,000; $5,499,000 and $8,226,000 for 1995, 1994 and 1993, respectively.
The negative cash flow from operations caused by these losses has placed significant liquidity strains on the Company, further increasing operating and financing costs.

As discussed in Note 6, in December 1995, the Company entered into a $20,000,000, five-year credit agreement with an asset based lender. Borrowing available under this arrangement is computed on formulas based on accounts receivable and inventory levels. In March 1996, the Company has drawn $8,924,000 under this agreement, which was the maximum available under these formulas.

The convenant's under the credit arrangement require the Company to have net income before interest, taxes, depreciation and amortization per quarter of $500,000 in 1996 and $1,000,000 in 1997, with corresponding increases in tangible net worth. The credit arrangement also contains convenants restricting certain activities without prior approval, including additional borrowings and additional acquisitions. To achieve the results for 1996 necessary to meet these convenants, the Company will be required to increase its sales levels, its corresponding margin, or reduce its operating costs. As compared to the Company's fourth quarter 1995 operating results, the combination of margin increases and operating cost decreases needed to achieve these covenant goals approximates $1,500,000 per quarter. Management's strategies to achieve these goals involve both internal sales growth at higher rates than previously achieved, and significant cost reductions.

Management plans to attain sales increases by internal growth include further increasing revenues through the integration of its mail order pharmacy, claims processing and retail pharmacy programs in order to provide more services to existing customers, and through obtaining new contracts in 1996. Although management believes that the necessary 1996 sales growth goals will be attained, there can be no assurances that it will.

Subsequent to December 31, 1995, management took certain actions to achieve the cost reductions necessary to achieve profitable operations in 1996. Management's actions included restructuring operations to reduce operating costs and increase efficiencies by consolidating its mail service into two facilities, restructuring its workforce to achieve greater efficiency, and limiting nonessential expenditures. Management plans for further reductions include the planned closing of the five unprofitable retail pharmacies. Although management believes that the cost reductions put into place will be sufficient, there can be no assurances that they will.

The Company also has ongoing discussions with investment bankers and lenders about sources of debt and equity financing. Management currently believes it has sufficient arrangements in place to meet its operating needs for 1996. However, no assurances can be made that additional sources of working capital financing will not be required.

Although the Company expects that its existing contract base and new contracts signed in 1996, coupled with its planned cost savings, will be sufficient to allow the Company to generate a profit and provide positive cash flow from operations in 1996, the Company may require additional capital from outside sources to supplement its working capital position. The Company has a revolving line of credit which should substantially fund accounts receivable and inventory growth. In addition, the Company continues to discuss potential sources of equity capital with investment bankers and believes it will obtain additional working capital from these sources if necessary.

Note 3.  Accounts Receivable
                                                          1995          1994
- --------------------------------------------------------------------------------

Trade receivables ......................            $   16,080,000 $  6,357,000
Rebates receivable .....................                 3,093,000    2,510,000
                                                    ---------------------------
                                                        19,173,000    8,867,000
Less allowance for doubtful accounts ...                 1,375,000      780,000
                                                    ---------------------------
                                                    $   17,798,000 $  8,087,000
                                                    ===========================

The Company obtains rebates under various rebate programs from pharmaceutical companies. Generally, the rebates are based on a per unit rebate amount times the number of prescriptions filled with products for which rebate programs exist. The Company has an agreement with a third party processor who files claims on behalf of the Company for pharmaceutical manufacturer rebates. The third party processor collects a 10% fee for submitting these claims. Total rebates reflected in the accompanying income statement of operations were $4,278,000 in 1995 and $2,501,000 in 1994.

Rebates  receivable  reflects  management's  best  estimate  of  rebates,  after
collection   and  claim   expenses,   the  Company  will  receive  in  1996  for
prescriptions filled and claims processed in 1995.


Note 4.  Property and Equipment

                                                      1995            1994
- --------------------------------------------------------------------------------
Furniture and fixtures                         $        360,000 $        565,000
Office equipment                                      1,540,000          739,000
Software                                                694,000        1,234,000
Leasehold improvements                                  118,000          123,000
                                               ---------------------------------
                                                      2,712,000        2,661,000
Less accumulated depreciation and amortization        1,180,000        1,477,000
                                               ---------------------------------
                                               $      1,532,000 $      1,184,000
                                               =================================


Note 5.  Intangible Assets and Impairments

Intangible assets arose from the Company's purchase of substantially all of the assets of Home Pharmacy, Medical Service Agency, Inc. and GBK, Inc. on September 15, 1995, November 16, 1994 and April 30, 1993, respectively and the Company's purchase of all of the outstanding common stock of Family Pharmaceuticals of America, Inc. on June 30, 1994. See Note 10 regarding these business combinations. Intangible assets consist of the following at December 31:

                                                      1995             1994
- --------------------------------------------------------------------------------

Goodwill                                       $     18,229,000 $      5,900,000
Customer contracts                                    7,469,000        5,494,000
Non-compete agreements                                  822,000          722,000
Customer list, tradename and other                    1,679,000        2,829,000
                                               ---------------------------------
                                                     28,199,000       14,945,000
Less accumulated amortization                         9,617,000        5,637,000
                                               ---------------------------------
Intangible assets, net                         $     18,582,000 $      9,308,000
                                               =================================

During 1995, the Company closed its Baltimore mail service facilities (GBK, Inc. acquisition) and consolidated those business operations into the Las Vegas and South Carolina facilities. At December 31, 1995, the Company had initiated a plan to close its South Carolina mail service facilities (Family Pharmaceuticals of America, Inc. acquisition) and consolidate those business operations into its Las Vegas and Chicago facilities. Also, at December 31, 1995, the Company had initiated a plan to close five of its retail pharmacy locations (see Note 14). In addition, certain contracts acquired in the Home Pharmacy acquisition which were allocated a portion of the purchase price were subsequently cancelled (see
Note 10). As a result, the Company, based on expected remaining discounted cash flows from these business operations, recorded the following impairments of the intangible assets acquired:

                                                         Net book
                                                       value before   Impairment
                                                        Adjustment    Adjustment
                                                       -------------------------

Goodwill ............................................  $   5,181,000 $ 3,384,000
Customer contracts ..................................      5,783,000   2,542,000
Non-compete agreements ..............................        137,000      60,000
Customer lists, trade names and other ...............      1,123,000      85,000
                                                       -------------------------
                                                       $  12,224,000 $ 6,071,000
                                                       =========================

The impairment adjustment of $6,071,000 is included in depreciation and amortization in the accompanying consolidated statement of operations.


Note 6.  Revolving Line of Credit and Long-Term Debt

Revolving Line of Credit

The Company has a $20,000,000 revolving line of credit with a financing company. Advances on the line are based on eligible accounts receivable and inventory, as defined in the agreement. The line bears interest at 1-1/2% over the financing company's reference rate (8.5% at December 31, 1995) payable monthly, and is secured by accounts receivable, inventory and equipment. The revolving credit agreement matures on December 29, 2000. The outstanding balance on the line is $3,709,000 at December 31, 1995.

The agreement has a prepayment penalty for early termination by the Company or early termination due to Company defaults, as follows:

    First 24 months - Greater of last 6 months interest or $640,000; Next 24 months - Greater of last 6 months interest or $400,000; Next 12 months - Greater of last 6 months interest or $200,000.

In addition, the agreement calls for certain other fees, including annual facility fees and unused commitment fees.

The revolving line of credit has covenants which require the Company, among other things, to maintain certain financial ratios, including:

    Current ratio of at least 1.0 to 1.0
    Tangible net worth of at least $500,000 at December 31, 1995, with the minimum balance increasing $500,000 per quarter thereafter.
    Earnings before interest, taxes, depreciation and amortization of $500,000 per quarter, cumulatively, in 1996; and $1,000,000 per quarter, cumulatively, in 1997.

In addition, capital expenditures, dividends and increases in officers' salaries are limited.

The Company was unable to meet the current ratio and the tangible net worth covenants at December 31, 1995. On March 27, 1996, these covenant violations were waived by the financing company. In addition, the financing company has expressed its intention to modify these financial covenants effective March 31, 1996.

Long-Term Debt

                                                                                                            1995           1994
- ------------------------------------------------------------------------------------------------------------------------------------
Notes payable to the former owner of Home Pharmacy (Note 10):
   Bearing  interest at 1% above  prime, **  secured  by  common  shares placed  in  escrow  and additional pledged shares. The note matures
   on October 15, 1996 .........................................................................        $4,650,000       $         0

   Bearing interest at 15%, secured by common shares placed in escrow
   and additional pledged shares due February 29, 1996 .........................................         2,500,000                 0
                                                                                                        ----------------------------
                                                                                                         7,150,000                 0
   Less advance payment through stock issuance .................................................         4,835,000                 0
                                                                                                        ----------------------------
                                                                                                         2,315,000                 0

Convertible  notes  payable,  bearing  interest  at 11%.  Accrued  interest  and principal  matures in May 1997.  These notes may be  converted by the Company into common stock at a conversion price of $3 per
   share .......................................................................................         1,124,000                 0

Unsecured notes payable to a supplier bearing interest at 9%, payable semi-annually.  Annual principal payments of $218,750
   payable on August 30, 1996 and 1997, respectively ...........................................           438,000           556,000

Unsecured  note  payable to related  party  bearing  interest  at 1% over prime, annual principal payments of $78,550 plus accrued interest
   commencing April 1, 1995 and continuing through April 1, 1997 ...............................           157,000           236,000

Unsecured note payable, interest payable monthly at 10%,
   maturing March 10, 1996 .....................................................................           115,000           400,000

Notes payable to a supplier, bearing interest at 8-1/2% and 5%,
   paid in full during 1995 ....................................................................                 0         1,627,000

Other ..........................................................................................            12,000            34,000
                                                                                                        ----------------------------
                                                                                                         4,161,000         2,853,000
Less current portion ...........................................................................         2,739,000         2,258,000
                                                                                                        ----------------------------
                                                                                                        $1,422,000       $   595,000
                                                                                                        ============================

** In the event of default under this note agreement, the interest rate increases by 7%.

Long-term debt as of December 31, 1995 matures in the amount of $2,739,000 in 1996 and $1,422,000 in 1997.


Note 7.  Income Taxes

The Company has federal net operating loss carryforwards of approximately $20,152,000 which are available to offset future taxable earnings of the Company and expire at varying times through 2010. There are also state net operating loss carryforwards of lesser amounts which expire at varying times through 2010.

The federal loss carryforwards as of December 31, 1995 have the following expiration dates:

      Expiration Date                                         Amount
                                                        ------------------

           2002                                         $         298,000
           2003                                                   664,000
           2004                                                 1,039,000
           2005                                                 1,189,000
           2006                                                   567,000
           2007                                                 2,994,000
           2008                                                 3,912,000
           2009                                                 3,360,000
           2010                                                 6,129,000
                                                        -----------------
                                                        $      20,152,000
                                                        =================

Section 382 of the Internal Revenue Code of 1986 and the related regulations impose certain limitations on a corporation's ability to use net operating loss carryforwards if more than a 50% ownership change occurs. State laws generally conform to the provisions of Section 382. As a result of stock issuances during 1995 and 1994, it is possible that the Company had an ownership change of more than 50%; therefore, the Company's ability to utilize the net operating loss carryforwards may be substantially restricted.

Deferred tax assets at December 31 are summarized as follows:

                                                     1995            1994
- --------------------------------------------------------------------------------

Net operating loss carryforwards              $      7,417,000 $      5,333,000
Amortization of intangibles                          4,223,000        1,901,000
Reserve on building held for sale                            0          133,000
Bad debts                                              488,000          286,000
Depreciation and other                                 229,000           64,000
                                              ----------------------------------
                                                    12,357,000        7,717,000
Less valuation allowance                           (12,357,000)      (7,717,000)
                                              ----------------------------------
                                              $              0 $              0
                                              ==================================

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded "when it is more likely than not" that any portion or all of a deferred tax asset will not be realized. Due to the inherent uncertainty in forecasts of future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets at December 31, 1995.

No income tax benefit has been recorded in the consolidated statement of operations due to the valuation allowances on the deferred tax assets. The net change in the valuation allowance from 1994 to 1995 of $4,640,000 is due primarily to the 1995 net operating loss and the difference in amortization periods for intangible assets for book and tax purposes.


Note 8.  Stock Transactions

During September 1995, the Company issued 267,500 shares of Series A redeemable preferred stock for $20 per share or $5,350,000. The Series A redeemable preferred shares are entitled to an annual dividend of 10%. Each share is convertible at the option of the holder (or in some circumstances at the option of the Company) into 6-2/3 shares of the Company's common stock. In addition, the Company may, at its option, convert all but not less than all, of the Series A shares into convertible notes bearing the same rights and terms of the Series A shares. The Company is entitled to prepay the convertible notes without penalty. If not previously converted, the Company is obligated to redeem those shares in 2005.

During August 1995, the Company issued 100,000 shares of Series B convertible preferred stock for $20 per share or $2,000,000. The proceeds from these issuances were used to consummate the purchase of the assets of Home Pharmacy. During October and November 1995, 100,000 shares of Series B stock were converted into 1,033,649 shares of common stock.

During August 1995, the Company issued 2,111,000 shares of common stock in private placements raising approximately $4,720,000. The proceeds from these issuances were used to consummate the purchase of assets of Home Pharmacy.

During each of the three years ended December 31, 1995, 1994, and 1993, the Company issued shares of common stock upon the exercise of various warrants and options for common stock. See Note 9 for a summary of common stock option activity. The following is a summary of warrant activity for each of the three years ended December 31, 1995, 1994, and 1993:

                                                                  Exercise
                                                 Warrants           Price                 Expiration
- ---------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1992                  3,854,000     $1.14 - $5.57        June 1993 - Nov. 1996
   Issued in a Regulation "S" placement             110,000        $2.50               April 30, 1994
   Exercised                                       (299,000)    $1.14 - $4.00
   Expired                                         (750,000)        $4.00
                                               ----------------------------------------------------------------

Outstanding at December 31, 1993                  2,915,000     $1.14 - $5.57       March 1994 - Nov. 1996
   Issued in a Regulation "S" placement             100,000         $2.44                 March 1999
   Issued for services                            1,890,000         $3.00             June 1997-May 1999
   Exercised                                       (166,000)     $1.31-$2.44
   Expired                                       (1,800,000)        $4.50
                                               ----------------------------------------------------------------
Outstanding at December 31, 1994                  2,939,000     $1.14-$5.57        January 1995-March 1999
   Issued in a Private placement                    849,000      $.01-$2.20             None
   Issued to induce extension of debt terms         100,000         $5.00           February 1997
   Issued in settlement of lawsuit                  115,000      $2.75-$3.00         August 2000
   Issued for services                              256,000      $2.20-$5.56          February
                                                                                  1997-January 2000
   Exercised                                       (383,000)     $.01-$2.50               -
   Expired                                         (100,000)        $4.50                 -
                                               ---------------------------------------------------------------
Outstanding at December 31, 1995                  3,776,000      $.01-$5.56            January
                                                                                  1996-August 2000
                                               ===============================================================

All outstanding warrants are exercisable as of December 31, 1995.

During 1994, the Company issued 400,000 shares of common stock valued at $2,000,000 in connection with the purchase of FPA. Also during 1994, the Company issued 1,600,000 shares of common stock valued at $2,700,000 in connection with its purchase of substantially all of the assets of Medical Service Agency, Inc. See Note 10.

During 1994, the Company raised approximately $5,423,000 from several private placements, the proceeds of which were used for general operating purposes. The Company issued 1,900,000 shares of common stock as a result of the private placements.

During the years ended December 31, 1994 and 1993, the Company issued 13,333 shares of common stock in connection with the Company's buy-out of a commission agreement.

During 1993, the Company issued 13,000 shares of stock valued at $30,000 in lieu of rental payments and 39,001 shares of stock valued at $88,000 to officers and directors of the Company for services rendered.

During September 1993, the Company renegotiated the President's employment agreement. In connection therewith, the Company issued 150,000 shares of common stock to the President with a value of $666,000. This amount was recorded as compensation expense along with $100,000 paid to the President. In addition, the Company issued to the President options to purchase 500,000 shares of the Company's stock at an option price of $4.50 per share. These options were issued outside of the Company's Incentive Stock Option Plan ("ISOP") and Non-Qualifying Stock Option Plan ("NQSOP") and expire September 11, 1998.

This renegotiated agreement eliminated the President's right to a severance arrangement with a specified value of $2,000,000 to be paid in cash and common stock.

During the year ended December 31, 1993, Class B common stock of 161,501 shares were converted into common stock pursuant to specified terms. At December 31, 1993, all Class B common stock had been converted into the Company's common stock.

During 1993, the Company raised approximately $8,260,000 from several private placements, the proceeds of which were used to consummate the purchase of assets from GBK, Inc. The Company issued 8,610,798 shares of common stock as a result of the private placements, including 1,500,000 of the shares sold to a director of the Company in a separate private placement.

In conjunction with the conversion of a note payable to shares of the Company's common stock during 1993, the Company issued 249,130 shares.


Note 9.  Stock Option Plans

In March 1988, the Company adopted an Incentive Stock Option Plan (ISOP) which was approved by the stockholders of the Company. The ISOP provides for the grant of options for common stock to officers, employee-directors and key employees at an exercise price equal to the fair market value of the stock on the date of the grant. Options generally become exercisable one year from the date of the grant and remain exercisable for four years or until three months after termination of the relationship with the Company other than upon death or disability. There are no charges to operations made in connection with the ISOP.

The Company has a Non-Qualifying Stock Option Plan (NQSOP). The Plan includes a formula pursuant to which each non-employee director receives an automatic grant of 20,000 shares of common stock upon completion of one year of service to the Company. The options cannot be exercised until they are held a year and cannot be exercised after ten years from the date of grant. All non-qualified stock options have been issued with exercise prices equal to or exceeding fair market value, thus no compensation expense has been recorded related to the NQSOP.

In addition to the formula grants, eligible directors may be granted an option to purchase 60,000 common shares upon appointment as a director, 20,000 shares of which shall vest at each of the next three successive meetings following a complete year of service. The period for which the director's service shall be calculated runs from the date of each of the Company's annual shareholders' meetings, or if elected as a Board member between annual shareholders' meetings, the period is from the date of appointment until the next annual meeting following a complete year of service.

The following is a summary of option activity for each of the three years ended December 31, 1995, 1994 and 1993:

                                                                                Granted
                                          Options Available     ----------------------------------------------
                                              for grant           ISOP          NQSOP         Option Price
- --------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992                         300,500       381,450        341,000    $.77 - $2.95
   Additional shares reserved                        800,000             0              0
   Granted                                          (553,000)       93,000        460,000   $1.75 - $2.77
   Canceled                                          219,000      (119,000)      (100,000)  $1.75 - $2.00
   Exercised                                               0      (152,625)      (120,000)   $.77 - $1.19
                                         ---------------------------------------------------------------------

Balance at December 31, 1993                         766,500       202,825        581,000    $.77 - $2.95
   Granted                                          (483,500)      183,500        300,000   $2.29 - $3.81
   Canceled                                           25,000        (5,000)       (20,000)  $1.19 - $1.91
   Exercised                                               0       (33,325)             0    $.77 - $1.19
                                         ---------------------------------------------------------------------

Balance at December 31, 1994                         308,000       348,000        861,000    $.77 - $3.81
   Additional shares reserved                        750,000             0              0               -
   Granted                                          (411,500)      263,500        148,000     $2.63-$3.31
   Exercised                                               0       (23,000)             0    $.77 - $1.91
                                         ---------------------------------------------------------------------
Balance at December 31, 1995                         646,500       588,500      1,009,000    $.77 - $3.81
                                         ---------------------------------------------------------------------

At December 31, 1995, 832,000 stock options are exercisable. In addition to the above stock option plans, the Company has the following stock options, granted outside of the plans, outstanding as of December 31, 1995:

                                            Options Option Price    Expiration
- --------------------------------------------------------------------------------
Granted in 1993                             500,000     $4.50     September 1998
Granted in 1994                              50,000     $2.85     June 1999
Granted in 1994                             150,000     $3.00     June 1997
                                            ------------------------------------
Outstanding at December 31, 1995            700,000
                                            =======

Note 10.  Business Combinations

On September 15, 1995, the Company acquired substantially all of the assets of Home Pharmacy, a division of Arc Ventures, Inc., an Illinois corporation (ARC). The terms of the purchase agreement have been subsequently amended twice. The final aggregate purchase price of $15,150,000 (plus $967,000 for purchasing certain inventories) was comprised of a cash down payment of $8,000,000, and two promissory notes for $2,500,000 and $4,650,000. The $8,000,000 down payment was obtained from the proceeds of private placements of common and preferred stock. The $2,500,000 promissory note is secured by 1,774,000 shares of the Company, issued to ARC and held in escrow. The $4,650,000 promissory note is secured by a pledge of 3,265,000 shares of the Company's common stock.

Under the agreement, ARC was to sell the escrow and pledge shares and apply the proceeds to pay the notes. None of the escrow shares are to be returned to the Company, however, proceeds or shares of the pledged shares in excess of the amount needed to pay the notes is returned to the Company. Accordingly, the fair value of the escrowed shares of $4,835,000 has been reflected as an advance payment against the notes.

Subsequent to December 31, 1995, the terms of the agreement were modified again and the balance on the $2,500,000 note, plus accrued interest, was paid in full in March, 1996. The 1,774,000 shares held in escrow which collateralized the note were returned to the Company, and were placed in the Company treasury. The due date on the $4,650,000 note was extended to October 15, 1996. In the event the note is not paid on June 1, 1996, ARC has the right to sell 277,000 shares per month of the pledged shares, and apply the proceeds to the note and accrued interest until it is paid in full, or the remaining is paid on October 15, 1996.

The acquisition was accounted for as a purchase, whereby the assets acquired were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill and is being amortized over twenty-five years using the straight-line method. The preliminary allocation of the purchase price was as follows:

Inventory ......................................................     $   967,000
Fixed assets ...................................................         238,000
Non-compete agreement ..........................................         100,000
Customer contracts .............................................       5,000,000
Goodwill .......................................................      12,249,000
                                                                     -----------
Total (including direct acquisition costs of $2,437,000) .......     $18,554,000
                                                                     ===========

The Company has consolidated operations of Home Pharmacy retroactively to January 1, 1995; therefore, the preacquisition income of Home Pharmacy of $982,000 has been deducted from the consolidated statement of operations for the year ended December 31, 1995. The effect of this consolidation of operations prior to acquisition was to increase net sales by approximately $30,629,000.

On November 19, 1994, the Company acquired substantially all of the assets of Medical Service Agency, Inc., a Pennsylvania corporation d/b/a MedNet, a privately-owned prescription benefits claims processing company. The cost of the acquisition is as follows:

Purchase price:
  Liabilities assumed ............................................    $5,710,000
  Issuance of 1,600,000 restricted shares of common stock ........     2,700,000
                                                                      ----------
                                                                      $8,410,000
  Costs of acquisition incurred ..................................        33,000
                                                                      ----------
                                                                      $8,443,000
                                                                      ==========

The acquisition was accounted for as a purchase, whereby the assets acquired were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill and is being amortized over twenty-five years under the straight-line method. The allocation of the purchase price was as follows:

Cash ............................................................     $  836,000
Accounts receivable, net of allowance for doubtful accounts .....      3,627,000
Other current assets ............................................        205,000
Property and equipment ..........................................         91,000
Customer contracts ..............................................      1,616,000
Customer list ...................................................        320,000
Non-compete agreement ...........................................        134,000
Tradename .......................................................        750,000
Goodwill ........................................................        864,000
                                                                      ----------
                                                                      $8,443,000
                                                                      ==========

The assets acquired and liabilities assumed were transferred to the Company's wholly-owned subsidiary, Medi-Claim, concurrent with the acquisition.

The Company has consolidated the operations of MedNet retroactively to January 1, 1994; therefore, the preacquisition loss of $577,000 has been added to the consolidated statement of operations for the year ended December 31, 1994. The effect of this consolidation of operations prior to acquisition was to increase net sales for the year ended December 31, 1994 by approximately $17,835,000.

On June 30, 1994 the Company acquired all of the outstanding common stock of Family Pharmaceuticals of America, Inc. (FPA), a South Carolina corporation. FPA was a privately-owned mail-order pharmacy. The cost of the acquisition is as follows:

Purchase price:
  Issuance of 400,000 restricted shares of common stock ..........    $2,000,000
  Liabilities assumed ............................................       101,000
  Cash paid ......................................................        57,000
                                                                      ----------
                                                                      $2,158,000
  Costs of acquisition incurred ..................................        46,000
                                                                      ----------
                                                                      $2,204,000
                                                                      ==========

The acquisition was accounted for as a purchase, whereby the assets acquired were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill and is being amortized over twenty-five years under the straight-line method. The allocation of the purchase price was as follows:

Cash ............................................................     $    2,000
Accounts receivable, net of allowance for doubtful accounts .....        140,000
Inventory .......................................................        103,000
Other current assets ............................................          7,000
Property and equipment ..........................................          7,000
Customer contracts ..............................................        853,000
Customer list ...................................................        169,000
Non-compete agreements ..........................................         71,000
Tradename .......................................................         70,000
Goodwill ........................................................        782,000
                                                                      ----------
                                                                      $2,204,000
                                                                      ==========

The Company guaranteed the value of the common stock issued to acquire FPA at $5.00 per share. During 1995, the Company, the selling shareholders of FPA $957,000 representing the shortfall in this guarantee.

The Company has consolidated the operations of FPA retroactively to January 1, 1994; therefore, the preacquisition net income of $60,000 has been deducted from the consolidated statement of operations for the year ended December 31, 1994. The effect of this consolidation of operations prior to acquisition was to increase net sales by approximately $1,031,000.

On April 30, 1993, the Company acquired substantially all of the assets of GBK, Inc., a Maryland corporation d/b/a Mail-Rx ("Mail Rx"), a privately-owned mail-order pharmacy. The aggregate purchase price of $10,250,000 was comprised of cash payments totaling $6,600,000 (moneys raised from the net proceeds of several private placements), the execution of a note payable for $1,500,000, assumed liabilities of $1,949,000, and the issuance of 201,052 shares of the Company's common stock valued at approximately $201,000.

The $1,500,000 promissory note payable to the seller was paid in full within 30 days of the closing. The $1,500,000 was also obtained from the proceeds of the private placements.

The acquisition was accounted for as a purchase, whereby the assets acquired were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill and is being amortized over twenty-five years using the straight-line method. The allocation of the purchase price was as follows:

Cash and short-term investments .................................    $   518,000
Accounts receivable, net of allowance for doubtful accounts .....      1,471,000
Inventories .....................................................        414,000
Other current assets ............................................         26,000
Fixed assets, including software ................................        911,000
Other long-term assets ..........................................         14,000
Non-compete agreement ...........................................        250,000
Tradename .......................................................        250,000
Customer list ...................................................        600,000
Custom contracts ................................................      3,025,000
Goodwill ........................................................      2,771,000
                                                                     -----------
              Total .............................................    $10,250,000
                                                                     ===========

Unaudited pro forma results of operations of the Company, assuming the Home Pharmacy, MedNet and FPA acquisitions occurred on January 1, 1994, are presented below. Adjustments are made to reflect the accounting bases recognized in recording the combination. These adjustments to net loss consist principally of amortization of intangible assets ($2,146,000 in 1995 and $3,624,000 in 1994), interest expense on acquisition debt ($497,000 in 1995 and $628,000 in 1994), and the elimination of the results of the acquired business' operations for the period not owned ($982,000 in 1995 and ($517,000) in 1994).

                                                   Year Ended December 31,
                                                        (Unaudited)
                                            ------------------------------------
                                                   1995              1994
- --------------------------------------------------------------------------------

Net sales ..............................    $    114,297,000  $     119,143,000
                                            ===================================
Net loss ...............................    $    (14,993,000) $      (8,724,000)
                                            ===================================
Net loss per common share ..............    $          (0.56) $           (0.35)
                                            ===================================
Weighted average shares outstanding ....          26,838,858         24,729,214
                                            ===================================

Pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be projection of future results.


Note 11. Claims Processing Revenues

On April 1, 1994, Medi-Claim assumed the obligation for payments to members of Medi-Claim's pharmacy network. Prior to April 1, 1994, Medi-Claim was only obligated to the extent payment was received from the sponsoring organization. This step was taken to standardize Medi-Claim's procedures with trends in the industry. As a result of this change, subsequent to April 1, 1994 the Company presents the sales and cost of sales as well as the related accounts receivable and accounts payable in its consolidated financial statements for prescriptions filled at participating network pharmacies by insureds covered under pharmacy plans offered by Medi-Claim's clients, the sponsoring organizations. Management estimates that sales and cost of sales are $4,000,000 lower for the year ended December 31, 1994 than if this change had been implemented at January 1, 1994.

Note 12.  Commitments

The Company leases certain facilities under noncancelable operating leases with terms ranging from two to fifteen years. Rental expense under these leases amounted to $1,240,730, $432,000 and $466,000 in 1995, 1994 and 1993,
respectively.

As of December 31, 1995, approximate future minimum lease payments are as follows:

- --------------------------------------------------------------------------------

1996                 $  431,000
1997                    366,000
1998                    215,000
1999                    211,000
2000                    218,000
Thereafter              816,000
                     ----------
                     $2,257,000
                     ==========

The Company has entered into an employment agreement ("Agreement") with its President through April 1998 with additional one-year extensions. The Agreement stipulates the annual salary and bonus to be paid to the President. The bonus is payable in cash and options and is calculated on the increase in consolidated gross sales or as a percentage of pretax profits.

Note 13.  Warrants Issued for Marketing Services

On April 27, 1994, the Company entered into a Consulting Agreement with a Consultant, with whom the Company has had previous similar arrangements, and a group of associated individuals (one of which is a director of the Company) (the "Consultants") to retain the services of the Consultants in obtaining contacts with potential accounts for managed prescription care services. Pursuant to the agreement with the Consultants, the Company issued 1,000,000 five-year warrants to purchase the Company's common stock at $3.00 per share. The warrants vested upon issuance and expire in June 1999. The exercise price of the warrants exceeded the market price of the Company's common stock on the date of the agreement. The Consultants may earn additional three-year warrants in the future based upon purchases by new customers introduced by the Consultants if total sales from these customers exceeds $50,000,000 in any twelve month period. The exercise price of the three-year warrants shall exceed the market price of the Company's common stock on the date of issuance by $0.17 per share. The Company will also pay the Consultants commissions on gross collected billings from sales generated to these customers. The commissions paid under this agreement have not been significant.

Note 14.  Restructuring and Merger Related Expenses

Restructuring Expenses

Prior to December 31, 1995, the Company began to implement a plan to close its South Carolina mail service facility in early 1996 and consolidate those business operations into its Las Vegas and Chicago facilities. The Company also began to implement a plan to close five of its retail pharmacy locations in early 1996. The Company has accrued $128,000 of incremental expenses, principally the costs of lease cancellation and severance expenses, at December 31, 1995.

Also, during 1995, the Company closed its Baltimore mail service facility and consolidated those business operations into its Las Vegas and South Carolina facilities. The Company incurred incremental expenses of $225,000 in connection with this closure. These restructuring expenses, totaling $353,000 for the year ended December 31, 1995, have been reflected as Restructuring Expenses in the accompanying consolidated statement of operations.

Merger Related Expenses

Incremental cost associated with the purchase of Home Pharmacy (See Note 10) during 1995 were incurred to modify its operations and fulfillment systems to be compatible with the Company. Incremental costs totaling $250,000 are reflected as Merger Related Expenses in the accompanying consolidated statement of operations.

Note 15.     Subsequent Events

On February 21, 1996, the Company closed a private placement under Regulation S to sell 105,000 shares of the Company's Series C Preferred stock for a total gross proceeds of $2,100,000 ($20 per share). Each of the Series C Preferred shares carries no annual dividend rate, and is convertible at the option of the holder, and in certain circumstances at the option of the Company, into shares of the Company's common stock based on 80% of the market value at the date of conversion. If the Series C Preferred shares are not previously converted, the Company is obligated to redeem them in the year 1998.

On or about February 23, 1995, the Company was served with a complaint against the Company and one of its executive officers alleging the omission of material public information. The complaint sought compensation damages in an unspecified amount for the class of certain purchases of the Company's stock who were allegedly damaged. On March 1, 1996, the parties agreed in principle to a settlement, which is subject to various conditions including preparation of formal settlement documents, notice to the class, and court approval. The Company has reflected as an expense in the accompanying 1995 statement of operations for the portion of the $800,000 settlement amount which will not be paid by its insurance carrier, which approximates $410,000.


Note 16. Major Customers

Net sales include sales to one major customer which accounted for approximately 14% of total net sales in 1995 and 13% of total net sales in 1994. Net sales include sales to another major customer which accounted for approximately 13% of total net sales in 1995.

                          INDEPENDENT AUDITOR'S REPORT
                                 ON THE SCHEDULE



To the Board of Directors
Mednet, MPC Corporation
Las Vegas, Nevada


Our  audit  of  the  financial   statements  of  Mednet,   MPC  Corporation  and
subsidiaries included schedule II contained herein, for each of the three years in the period ended December 31, 1995.

In our opinion, the schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.


                                   /s/ McGladrey & Pullen, LLP
                                   ---------------------------


Las Vegas, Nevada
March 8,  1996,  except  for Note 6
  as to which the date is March  27, 1996

                             MEDNET, MPC CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II



                                                               Additions
                                              Balance at       Charged to                    Balance at
                                              Beginning         Cost and      Deductions       End of
               Description                    of Period         Expenses          (A)          Period
- ---------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

   Year ended December 31, 1995            $       780,000 $      1,197,000 $     602,000 $    1,375,000

   Year ended December 31, 1994                    350,000          706,000       276,000        780,000

   Year ended December 31, 1993                     60,000          290,000             0        350,000


(A) Uncollectible accounts written off by charge to the allowance.