Form 10-Q
period 1996-03-31
MEDNET MPC CORP
filed 1996-05-15
CIK 832485

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                               -----------------------
                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________________________

Commission file number  0-17120
                        -------

                             Mednet, MPC Corporation
             (Exact name of registrant as specified in its charter)

           Nevada                                    88-0215949
- -------------------------------                  ------------------
 State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization                   Identification No.)

871-C Grier Drive, Las Vegas, Nevada                                  89119
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                    (702) 361-3119
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Stock                              Amount Outstanding
- ----------------------------------------   -------------------------------------

$.001 par value Common Shares                27,675,019 Shares at March 31, 1996
$.01 par value Preferred Shares-Series A    267,500 Shares at March 31, 1996
$.01 par value Preferred Shares-Series C    105,000 Shares at March 31, 1996
$.01 par value Preferred Shares-Series D    300,000 Shares at April 10, 1996

                             MEDNET, MPC CORPORATION

                                TABLE OF CONTENTS

                                                                        Page No.

         Part I - Financial Information

                  Item 1. Consolidated Financial Statements

                           Balance Sheets
                           Statements of Operations
                           Statements of Cash Flows
                           Notes to Financial Statements



                  Item 2. Management's Discussion and Analysis
                           of Financial Condition and
                           Results of Operations



         Part II - Other Information

                  Item 1. Legal Proceedings
                  Item 2. Changes in Securities
                  Item 3. Defaults upon Senior Securities
                  Item 4. Submission of Matters to a Vote
                           of Security Holders
                  Item 5. Other Information
                  Item 6. Exhibits and Reports on Form 8-K

Mednet, MPC Corporation
Consolidated Balance Sheet

                                                                March 31,     December 31,
                                                                   1996          1995
                                                              -----------     ------------
Assets

Current assets:
   Cash and cash equivalents ..............................   $    415,000    $     42,000
   Accounts receivable, less allowance for doubtful
      accounts and return of and $1,375,000 at
      December 31, 1995 and $970,000 at March 31, 1996 ....     21,568,000      17,798,000
   Inventories ............................................      2,291,000       2,849,000
   Other current assets ...................................         35,000         243,000


      Total current assets ................................     24,309,000      20,932,000


Property, plant and equipment .............................      1,690,000       1,532,000
Intangible assets .........................................     18,034,000      18,582,000
Other assets ..............................................        820,000         857,000
                                                              ------------    ------------
                                                              $ 44,853,000    $ 41,903,000
                                                              ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
   Revolving line of credit ...............................   $  7,621,000    $  3,709,000
   Accounts payable .......................................     16,590,000      17,483,000
   Accrued expenses .......................................      2,038,000       2,139,000
   Current portion of long-term debt ......................      4,593,000       2,739,000
                                                              ------------    ------------
                                                                30,842,000      26,070,000

Long-term debt ............................................      2,123,000       1,422,000

Redeemable convertible preferred stock-Series A ...........      5,350,000       5,350,000

Preferred stock: $.01 par value, (105,000 shares - Series C
 outstanding at March 31, 1996) ...........................      2,100,000             -0-
Common stock: $.001 par value, (42,000,000
   shares authorized, 27,625,019 at March 31, 1996
   and 29,149,118 at December 31, 1995
   issued and outstanding) ................................         28,000          29,000
Additional paid-in capital ................................     38,258,000      42,778,000
Accumulated deficit .......................................    (33,848,000)    (33,746,000)
                                                              ------------    ------------
Stockholders' equity ......................................      6,538,000       9,061,000
                                                              ------------    ------------
      Total liabilities and stockholders' equity ..........   $ 44,853,000    $ 41,903,000
                                                              ============    ============

Mednet, MPC Corporation
Consolidated Statement of Operations


                                                               For the Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                  1996             1995
                                                               ------------    ------------
Sales ......................................................   $ 25,720,000    $ 28,329,000
Less: cost of sales ........................................     21,852,000      24,278,000
                                                               ------------    ------------

Gross profit ...............................................      3,868,000       4,051,000
                                                               ------------    ------------

Selling, general and administrative expenses ...............      2,672,000       3,311,000
                                                               ------------    ------------

       Operating income before depreciation and amortization      1,196,000         740,000

Depreciation and amortization ..............................        742,000         925,000

       Operating income/(loss) .............................        454,000        (185,000)

Other income (expense):
   Interest and dividend income ............................         14,000          11,000
   Interest expense ........................................       (436,000)       (244,000)
   Subsidiary operations for period not owned ..............            -0-        (225,000)
   Other net ...............................................            -0-         (94,000)
                                                               ------------    ------------
     Total other income (expense) ..........................       (422,000)       (552,000)
                                                               ------------    ------------
   Net income/loss .........................................   $     32,000    $   (737,000)
                                                               ============    ============

   Net income (loss) per common share ......................           .001            (.03)
                                                               ============    ============

   Weighted average equivalent number of shares ............     28,761,953      23,816,836
                                                               ============    ============

Mednet, MPC Corporation
Consolidated Statements of Cash Flows

                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                            1996            1995
                                                                        ------------    ------------
Cash flows from (used for) operating activities:
   Cash received from customers .....................................   $ 21,950,000    $ 16,960,000
   Cash paid to suppliers and employees .............................    (24,715,000)    (17,505,000)
   Net interest paid ................................................       (422,000)       (178,000)
                                                                        ------------    ------------
     Net cash used for operating activities .........................     (3,187,000)       (723,000)
                                                                        ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment ...............................       (352,000)       (260,000)
                                                                        ------------    ------------
     Net cash (used for) investing activities .......................       (352,000)       (260,000)
                                                                        ------------    ------------

Cash flows from (used for) financing activities:
   Proceeds from borrowings .........................................      3,912,000             -0-
   Repayment of borrowings ..........................................     (1,913,000)        (42,000)
   Net proceeds from issuance of common stock .......................      2,047,000         250,000
                                                                        ------------    ------------
       Net cash from financing activities ...........................      4,046,000         208,000
                                                                        ------------    ------------

Net increase (decrease) in cash .....................................        373,000        (775,000)
Cash balance, beginning of period ...................................         42,000       1,711,000
                                                                        ------------    ------------
Cash balance, end of period .........................................   $    415,000    $    936,000
                                                                        ============    ============


Reconciliation of net loss to net cash used for operating activities:
     Net income (loss) ..............................................   $     32,000    $   (737,000)
     Adjustments to reconcile net loss to net cash used
       for operating activities:
          Depreciation and amortization .............................        742,000         549,000
          Provision for doubtful accounts ...........................       (405,000)
     Change in assets and liabilities:
       (Increase) in accounts receivable ............................     (3,365,000)       (623,000)
       Decrease (Increase) in inventories ...........................        558,000        (243,000)
       Decrease (Increase) in other current assets ..................        208,000        (433,000)
       Decrease in other assets .....................................         37,000         397,000
       (Decrease)/Increase in accounts payable ......................       (893,000)        133,000
       (Decrease) in accrued expenses ...............................       (101,000)        234,000
                                                                        ------------    ------------
Net cash used for operating activities ..............................   $ (3,187,000)   $   (723,000)
                                                                        ============    ============

                             MEDNET, MPC CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 1996

(1)   Basis of Presentation

The consolidated financial statements included herein include the accounts of Mednet, MPC Corporation and its subsidiaries (the "Company"), Medi-Mail, Inc., Medi-Phar, Inc. and Medi-Claim, Inc. In the opinion of Management, all adjustments considered necessary for fair presentation have been reflected in the consolidated financial statements. These adjustments are of a normal, recurring nature. Operating results for the quarter ended March 31, 1996 are not necessarily indicative of those expected for the full year. Certain prior year amounts have been adjusted and reclassified to conform to the 1996 presentation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1995 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. Although the Company believes that the disclosures are adequate to make information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the note thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Subsequent Event

In April, 1996, the 105,000 shares of the Company's Series C Preferred Stock were converted into 1,058,707 shares of Common Stock.

In April, 1996, the Company issued 300,000 shares of its Series D Preferred Stock to a limited number of foreign investors for which it received gross proceeds of $6,000,000. The Series D preferred Stock is convertible into Common Stock at the option of the holder and, under certain conditions, the Company. Prior to conversion, the Series D Preferred Stock votes a class with the Common Stock except on matters where class voting is mandated be Nevada law. The Series D preferred Stock does not have preferential dividend rights.

(3)   Commitments and Contingencies

The Company is not a party to any legal proceeding which, in its belief, could have a material adverse effect on the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1996

Results of Operations

The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods presented:

                                                              Three Months Ended
                                                                    March 31
                                                             ---------------------
                                                              1996           1995
                                                             ------         ------

Sales ............................................           100.00         100.00

Cost of sales ....................................           (84.96)        (85.70)
                                                             ------         ------

 Gross Margin ....................................            15.04          14.30

Selling, general and admin expenses ..............           (10.38)        (11.69)

 Operating income/(loss) before
  depreciation & amortization ....................             4.66           2.61

 Depreciation & amortization .....................            (2.90)         (3.26)

 Operating gain/(loss) ...........................             1.76          (0.65)

Other income (expense)
 Interest and dividend income ....................             0.05           0.03
 Interest expense ................................            (1.69)         (0.86)
 Subsidiary operations for
  period not owned ...............................             0.00           0.79
 Other, net ......................................            (0.00)         (0.33)
                                                             ------         ------

 Total other expense .............................            (1.64)         (1.95)

Net income/(loss) ................................             0.12          (2.60)
                                                             ======         ======

Consolidated net sales for the quarter ended March 31, 1996 decreased 9.2% to $25,720,000 from $28,329,000 in the corresponding quarter last year. The decrease in sales over the prior year period was primarily attributable to a decrease in sales of the mail-order operations of 24.1% ($4,040,000). Not all of Home Pharmacy's major customers have continued with the Company following the acquisition. As with turn-over of any of the Company's customers, the Company expects to obtain new customers to replace revenue previously received from departing customers, subject to the normal sales and implementation cycles of the industry. Retail operations have decreased 46.8% ($758,000). The reduction in retail sales reflects the Company's decision to curtail these operations. These decreases were partially offset by increases in the claims processing operations 21.9% ($2,189,000).

Consolidated cost of sales as a percentage of sales and as total dollars decreased for the quarter compared to the same period in the prior year. The decrease was mainly due to the changing mix in the Company's sales. Mail-order cost of sales decreased 25.0% ($3,522,000) and retail operations decreased 46.2% ($530,000) compared to the same period in calendar year 1995. Claims processing operations increased 17.9% ($1,626,000) compared to the first quarter of 1995.

Selling, general and administrative expenses decreased in total dollars and as a percentage of net sales for the quarter ended as compared to the same period of the prior year. The decrease in selling, general and administrative expenses is due in part to the expected synergy in the mail-order operations resulting from the Home acquisition in September 1995 as well as cost cutting measures taken in response to reduced sales.

Operating income before depreciation and amortization increased in total dollars and as a percentage of net sales for the same period in the prior year.
Operating income before depreciation and amortization increased by 61.6% ($456,000) for the first three months of calendar year 1996 as compared to the same period in calendar year 1995. Operating income before depreciation and amortization as a percentage of net sales was 4.66% ($1,196,000) for the first three months of calendar year 1996 compared to 2.61% ($740,000).

Depreciation and amortization decreased by 19.8% ($183,000) for the first three months of calendar year 1996 compared to the same period in calendar year 1995. Depreciation and amortization as a percent of net sales were 2.9% for the period ended March 31, 1996, compared to 3.26% for the same period in the prior year. The decrease in amortization and depreciation is primarily attributable to certain intangibles arising from acquisitions in 1994, which were fully amortized by the first quarter of 1995 and the write down of assets following the closure of the South Carolina and Baltimore facilities and closure of retail pharmacies reflected in fiscal 1995. These were partially offset by the amortization of intangibles acquired during 1995.

Operating income for the quarter ended March 31, 1996 was $454,000 compared to an operational loss of $185,000 in March 1995. The reduction in the operating loss is primarily attributable to the decrease in cost of sales, depreciation and amortization, and synergism from the Home acquisition reflective in selling, general and administrative expense.

Other Income (expense) decreased in total amount expended and as a percentage on sales for the quarter ended in March 31, 1996 and for the same period in 1995, principally caused by the adjustment in the first quarter of 1995 ($225,000) of subsidiary operations for the period not owned. This increase in interest expense reflects the inclusion of the cost associated with the Company's revolving credit line initiated in December 1995.

The net income for the first quarter of 1996 was $32,000 or $(.001) per share on weighted average shares of 28,761,953 compared with a loss of $737,000 or $(.03) per share on 23,816,836 weighted shares outstanding in the prior year's first quarter.

Liquidity and Capital Resources

Despite the Company's achievement of bottom line profitability in the quarter, liquidity is of major concern to management. During the quarter, operating activities consumed negative cash flow of $3,187,000 and at March 31, 1996 the Company had a deficit in working capital of $6,533,000 (compared to a deficit in working capital of $5,138,000 at December 31, 1995). Factors contributing to the negative cash flow from operations include an increase in accounts receivable of $3,770,000 during the first quarter despite the reduce level of sales. This was caused by maturing obligations of certain state and other governmental clients with history of slow payment. Other factors are accounts payable reduction consumed cash as the Company paid down its trade payables.

In the fourth quarter of 1995, the Company began taking aggressive steps to improve the bottom line and cash flow, including the reduction in retail operations and the consolidation of the South Carolina mail order facility into the Chicago facility. Management believes that the results of such steps are beginning to be reflected in the income statement for the first quarter of 1996. Subsequent to the end of the first quarter, the Company obtained gross proceeds of approximately $6,000,000 from the sale of its Series D Preferred Stock to foreign investors. The equity capital alleviated but did not eliminate the overall liquidity problem.

In May, 1996, the Company obtained a waiver by Foothill of the Company's failure to meet certain financial covenants with respect to the line of credit. Foothill is reviewing a possible adjustment to the covenants for future periods. If the Company becomes out of covenant in the future, there can be no assurance that Foothill will again waive compliance.

In February, 1996 the Company paid in full the short term Interim Note given to ArcVentures as part of the Home Pharmacy acquisition price. The common shares securing the Interim Note were returned to the Company and cancelled, resulting in a reduction in the number of outstanding shares at the end of the quarter. The 3,216,178 common shares securing the Holdback Note to ArcVentures are not treated as outstanding, as discussed in the Company's Form 10-K. The hold back note to ArcVentures is due in October 1996 unless accelerated on default.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

                  None.

ITEM 2.    CHANGES IN SECURITIES.

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.    OTHER INFORMATION.

                  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                  None.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MEDNET, MPC CORPORATION




Date: May 15, 1996                        By:  /s/ M.B. Merryman
                                               ---------------------------------
                                               M.B. Merryman, President and
                                               Principal Executive Officer



                                          By:  /s/ Pedro Perez
                                               ---------------------------------
                                               Pedro Perez, Principal Accounting
                                               Officer


                                          By:  /s/ Thomas C. Warren
                                               ---------------------------------
                                               Thomas C. Warren, Principal
                                               Financial Officer