Form 10-Q
period 1996-06-30
MEDNET MPC CORP
filed 1996-08-19
CIK 832485

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


{x}  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                       OR

{ }  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities and Exchange Act of 1934

For the transition period from ______________________________

Commission file number 0-17120
                       -------

                             MEDNET, MPC CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                          88-0215949
- -------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
                                                 Number


871-C Grier Drive,  Las Vegas, Nevada                            89119
- --------------------------------------------------------------------------------
(Address of principal executive offices                         Zip Code

                                 (702) 361-3119
               ---------------------------------------------------
               Registrant's telephone number, including area code)


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class of Stock                      Amount Outstanding
- ----------------------------------------     -----------------------------------

$.001 par value Common Shares                30,630,610 Shares at June 30, 1996
$.01 par value Preferred Shares-Series A        267,500 Shares at June 30, 1996
$.01 par value Preferred Shares-Series D        145,000 Shares at June 30, 1996
$.01 par value Preferred Shares-Series E        125,000 Shares at July 16, 1996

                             MEDNET, MPC CORPORATION

                                TABLE OF CONTENTS




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

Mednet, MPC Corporation

Consolidated Balance Sheets
- --------------------------------------------------------------------------------

                                                                           June 30,     December 31,
                                                                            1996            1995
                                                                        ------------    ------------
Assets

Current Assets:
   Cash and cash equivalents ........................................   $  2,194,000    $     42,000
   Accounts receivable, less allowance for doubtful accounts of
     $1,051,000 at June 30, 1996 and $1,375,000 at December 31, 1995      21,906,000      17,798,000
   Inventories ......................................................      1,081,000       2,849,000
   Other current assets .............................................      1,876,000         243,000
                                                                        ------------    ------------
         Total current assets ........................................    27,057,000      20,932,000

Property, plant and equipment .......................................      1,551,000       1,532,000
Intangible assets ...................................................     17,638,000      18,582,000
Other assets ........................................................        806,000         857,000
                                                                        ------------    ------------
                                                                          47,052,000    $ 41,903,000
                                                                        ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Revolving line of credit .........................................   $  7,649,000    $  3,709,000
   Accounts payable .................................................     14,355,000      17,483,000
   Accrued expenses .................................................      1,610,000       2,139,000
   Current portion of long-term debt ................................      5,659,000       2,739,000
                                                                        ------------    ------------
                                                                          29,273,000      26,070,000

Long term debt ......................................................        219,000       1,422,000

Redeemable convertible preferred stock - Series A ...................      5,350,000       5,350,000

Convertible preferred stock: $20.00 par value, ( Series D
  145,000 shares outstanding at June 30, 1996)
                                                                           2,900,000            --
Common stock: $.001 par value, (42,000,000 shares authorized,
  30,620,610 at June 30, 1996 and 29,149,118 at December 31, 1995
  issued and outstanding) ...........................................         31,000          29,000
Additional paid-in capital ..........................................     43,479,000      42,778,000
Accumulated deficit .................................................    (34,200,000)    (33,746,000)
                                                                        ------------    ------------
Stockholders' equity ................................................     12,210,000       9,061,000
                                                                        ------------    ------------
        Total liabilities and stockholders' equity ..................   $ 47,052,000    $ 41,903,000
                                                                        ============    ============

Mednet, MPC Corporation

Consolidated Statements of Operations
- --------------------------------------------------------------------------------

                                                                For the Three
                                                                Months Ended
                                                                   June 30,
                                                                    1996           1995
                                                                -------------   ----------
Sales .......................................................    25,141,000     27,915,000
Less: cost of sales .........................................    20,650,000     23,594,000
                                                                -----------    -----------

Gross profit ................................................     4,491,000      4,321,000
                                                                -----------    -----------

Selling, general and administrative expenses ................     3,623,000      3,388,000
                                                                -----------    -----------

        Operating income before depreciation and amortization       868,000        933,000

Depreciation and amortization ...............................       751,000        947,000

        Operating income (loss) .............................       117,000        (14,000)

Other income (expense):
   Interest and dividend income .............................            -          11,000
   Interest expense .........................................      (523,000)      (185,000)
   Less:  Subsidiaries net income for period not owned ......            -         (578,000)
   Other, net ...............................................        68,000          1,000
                                                                -----------    -----------
   Total other income (expense) .............................      (455,000)      (751,000)
                                                                -----------    -----------
   Net loss .................................................      (338,000)      (765,000)
                                                                ===========    ===========

   Net loss per common share ................................         (0.01)         (0.03)
                                                                ===========    ===========

   Weighted average equivalent number of shares .............    28,781,423     23,662,308
                                                                ===========    ===========


Mednet, MPC Corporation

Consolidated Statements of Operations
- --------------------------------------------------------------------------------

                                                          For the Six
                                                         Months Ended
                                                           June 30,
                                                             1996           1995
                                                         ------------    ----------
Sales ................................................    50,861,000     56,244,000
Less: cost of sales ..................................    42,502,000     47,872,000
                                                         -----------    -----------
Gross profit .........................................     8,359,000      8,372,000
                                                         -----------    -----------

Selling, general and administrative expenses .........     6,295,000      6,699,000
                                                         -----------    -----------


        Operating income before depreciation and
          amortization ...............................     2,064,000      1,673,000

Depreciation and amortization ........................     1,493,000      1,872,000

        Operating income (loss) ......................       571,000       (199,000)

Other income (expense):
   Interest and dividend income ......................        14,000         22,000
   Interest expense ..................................      (959,000)      (429,000)
   Less:  Subsidiaries net income for period not owned            -        (803,000)
   Other, net ........................................        68,000        (93,000)
                                                         -----------    -----------

   Total other income (expense) ......................      (877,000)    (1,303,000)
                                                         -----------    -----------

   Net loss ..........................................      (306,000)    (1,502,000)
                                                         ===========    ===========

   Net loss per common share .........................         (0.01)         (0.06)
                                                         ===========    ===========

   Weighted average equivalent number of shares ......    28,766,814     23,746,995
                                                         ===========    ===========


Mednet, MPC Corporation

Consolidated Statements of Cash Flows
- --------------------------------------------------------------------------------

                                                                        For the Six
                                                                        Months Ended
                                                                           June 30,
                                                                            1996            1995
                                                                        ------------    ------------
Cash flows from (used for) operating activities:
   Cash received from customers .....................................   $ 46,753,000    $ 55,562,000
   Cash paid to suppliers and employees .............................    (52,268,000)    (55,551,000)
   Net interest paid ................................................       (945,000)       (407,000)
   Other net ........................................................         68,000         (93,000)
                                                                        ------------    ------------
        Net cash (used for) operating activities ....................     (6,392,000)       (489,000)
                                                                        ------------    ------------
Cash flows from (used for) investing activities:
   Purchase of property and equipment ...............................       (568,000)       (503,000)
   Purchase of intangible assets ....................................           --          (231,000)
                                                                        ------------    ------------
        Net cash (used for) investing activities ....................       (568,000)       (734,000)
                                                                        ------------    ------------
Cash flows from financing activities
   Proceeds from borrowings on revolving line of credit, net ........      3,940,000              -
   Proceeds from borrowings on long term debt .......................         42,000       1,000,000
   Repayment of borrowings ..........................................     (2,807,000)       (983,000)
   Net proceed from issuance of preferred stock .....................      8,071,000         214,000
   Dividends paid ...................................................       (134,000)           --
                                                                        ------------    ------------
        Net cash from financing activities ..........................      9,112,000         231,000
                                                                        ------------    ------------
Net increase (decrease) in cash .....................................      2,152,000        (992,000)
Cash balance, beginning .............................................         42,000       1,711,000
                                                                        ------------    ------------
Cash balance, ending ................................................   $  2,194,000    $    719,000
                                                                        ============    ============

Reconciliation of net loss to net cash used for operating activities:
   Net loss .........................................................       (306,000)     (1,502,000)
   Net income of subsidiary for period not owned ....................           --          (803,000)
   Adjustments to reconcile net loss to cash used for
      operating activities
        Depreciation and amortization ...............................      1,493,000       1,872,000
        Provision for doubtful accounts .............................       (324,000)         88,000
   Change in assets and liabilities
        (Increase) decrease in accounts receivable ..................     (3,784,000)       (770,000)
        (Increase) decrease in inventories ..........................      1,768,000         109,000
        (Increase) decrease in other current assets .................     (1,633,000)       (347,000)
        (Increase) decrease in other assets .........................         51,000        (333,000)
        Increase (decrease) in accounts payable .....................     (3,128,000)        990,000
        Increase (decrease) in accrued expenses .....................       (529,000)        207,000
                                                                        ------------    ------------
Net cash used in operating activities ...............................     (6,392,000)       (489,000)
                                                                        ============    ============
Non-cash investing and financial activity:
   Issuance of notes payable to settle FPA shortfall ................                   $    892,000
   Converted accounts payable to note payable .......................                   $  1,300,000
   Conversion of note payable to common stock .......................   $    368,000
   Conversion of preferred stock to common stock ....................   $  5,200,000
   Escrowed common stock returned for notes payable                     $  4,833,000


                            MEDNET, MPC CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 1996


(1)  Basis of Presentation

The consolidated financial statements included herein include the accounts of Mednet, MPC Corporation and its subsidiaries(the "Company"), Medi -Mail, Inc., Medi-Phar, Inc., and Medi-Claim, Inc. In the opinion of Management, all adjustments considered necessary for fair presentation have been reflected in the consolidated financial statements. These adjustments are of a normal, recurring nature. Operating results for the quarter ended June 30, 1996 are not necessarily indicative of those expected for the full year. Certain prior year amounts have been adjusted and reclassified to conform to the 1996 presentation. The Statements of Operations for the three months and six months ended June 30, 1995 and the Statements of Cash Flows for the six months ended June 30, 1995, have been restated to reflect the Home Pharmacy acquisition.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1995 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed of omitted pursuant to such instruction, rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited annual consolidated financial statements and the note thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  Stock Transactions

Stock transactions that occurred during the quarter ended June 30, 1996 were:

         Issuance of 300,000 shares of its Series D Preferred Stock convertible to common stock at the option of the holder and under certain conditions, the Company.

         Convertible note payable converted
         to common stock                                         169,284  shares

         105,000 shares of Series C Preferred Stock
         converted to common stock                             1,058,707  shares

         155,000 shares of Series D Preferred Stock
         converted to common stock                             1,767,600  shares


(3)  Subsequent Events

In July, 1996, 35,000 shares of the Company's Series D Preferred Stock were converted into 427,387 shares of common stock.

In July, 1996, the Company authorized 125,000 Series E Convertible Preferred Stock with a stated value of $20 per share. The Series E Convertible Preferred Stock was issued for $2,500,000. The sales of the Series E Convertible Preferred Stock also provided for the sale, subject to certain conditions, of an additional 125,000 shares of Series E Convertible Preferred shares.


(4)  Commitments and Contingencies

Except as set forth in Part II of this Form 10-Q and in the Notes to the Financial Statements included in the Company's Form 10-K for the period ended December 31, 1995. The Company is not a party to any legal proceeding which, in its belief, could have a material adverse effect on the Company.

The Company failed to meet certain financial covenants with respect to the revolving credit line. The Company has had discussions with Foothill Capital Corporation ("Foothill") regarding these covenants, but has not reached an agreement. The discussions are not continuing at present, and the Company believes that the covenants are not likely to be waived or amended. To date, Foothill has still allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement. The Company has not received a letter of default and has received no indication from Foothill that they intend to exercise their right to accelerate the maturity of the debt. However, there can be no assurances that these rights will not be excercised.

The Company is currently exploring other financing options which are available to it. However, there can be no assurance that the Company will be able to obtain alternative financing, or that such financing will be on similar or more favorable terms. In the event the agreement is terminated before its maturity, certain deferred charges could be charged to the income statement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1996



Results of Operations

The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods presented:


                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                          ------------------  -----------------
                                            1996     1995       1996     1995
                                           ------------------------------------

Sales ..................................   100.00    100.00    100.00    100.00
Cost of sales ..........................    82.14     84.52     83.57     85.11
                                           ------------------------------------

Gross Margin ...........................    17.86     15.48     16.43     14.89

Selling, general and admin expenses ....    14.41     12.14     12.37     11.91
                                           ------------------------------------
Operating income before
  depreciation and amortization ........     3.45      3.34      4.06      2.98
Depreciation and amortization ..........     2.98      3.39      2.94      3.33
                                           ------------------------------------

Operating income/(loss) ................      .47      (.05)     1.12      (.35)

Other income (expense):
  Interest and dividend income .........       --       .04       .03       .04
  Interest expense .....................    (2.08)     (.66)    (1.88)     (.76)
  Subsidiary operations for
     period not owned ..................       --     (2.07)      --      (1.43)
  Other, net ...........................      .27        --       .13      (.17)
                                           ------------------------------------
Total other expense ....................    (1.81)    (2.69)    (1.72)    (2.32)

Net income/(loss) ......................    (1.34)    (2.74)     (.60)    (2.67)
                                           ====================================

Consolidated net sales for the quarter ended June 30, 1996 decreased 9.9% ($2,774,000) to $25,141,000 from $27,915,000 for the quarter ended June 30,
1995. Year to date net sales decreased by 9.6% from $56,244,000 to 50,861,000. The decrease in sales is attributable to a decrease in the mail order operations. The decrease for the quarter and year to date were 9.1% ($1,416,000) and 17.6% (5,571,000), respectively. The decrease in mail-order resulted from the loss of several former Home Pharmacy customers that did not continue after the acquisition in part because of the Company's determination not to seek renewal of contracts with very low profit margins. During the normal course of business, the Company has acquired and lost customers, with the most significant acquisition being the Commonwealth of Pennsylvania state hospitals. The Company anticipates this contract will add additional revenues during the third and fourth quarters as additional phases are implemented.

Claims processing sales increased during the quarter and year to date by 6.9%, or $665,000 and 14.5%, or $2,853,000, respectively, as several new contracts were implemented.

Consolidated cost of sales decreased as a percentage of sales and in total dollars for both the quarter and year to date, reflecting improved overall margins achieved primarily by non-renewal of certain accounts. Margins were also improved with the change in suppliers from Bergen Brunswig to Cardinal Health.

Sales, general, and administrative expenses decreased in total dollars but increased as a percentage of sales for the quarter and six months ended June 30, 1996 compared to the comparable periods from last year. The increase as a percentage of sales is attributable to the implementation of several contracts, most notably the Commonwealth of Pennsylvania.

The Company's results before depreciation and amortization (EBITDA) for the quarter ended June 30, 1996 decreased by $65,000 from the same period last year. As a percentage of sales, EBITDA increased slightly to 3.45% from last year's 3.34%. Year to date, EBITDA increased by $391,000 (23.4%) compared to the first six months of last year. EBITDA increased to 4.06% from 2.98% as a percentage of net sales.

Depreciation and amortization expense decreased both in dollars and as a percentage of sales for both the quarter and six months ended June 30, 1996 compared to the same periods last year. This decrease is attributable to the write down of intangible assets in late 1995 primarily for the closure of the South Carolina and Baltimore facilities. Depreciation and amortization on the 1995 acquisitions partially offset that decrease.

The above changes combined to create an operating income for both the quarter and year to date compared to operating losses for the quarter and year to date in 1995.

Interest expense increased for the quarter and six months ended June 30, 1996 compared to the same periods last year by 182.7% ($338,000) and 123.5% ($530,000). This increase reflects the interest on the Company's revolving credit line initiated in December, 1995. Other income is also impacted by the adjustment for subsidiary operations for the period not owned reflecting the purchase of Home Pharmacy.

Liquidity and Capital Resources

Liquidity and cash flow remain a major concern to management. Working capital deficit decreased to $2,216,000 at June 30, 1996 compared to deficit working capital of $5,138,000 at December 31, 1995. During the first six months, operating activities used $6,935,000 of cash flows. This is primarily attributable to an increase in accounts receivable ($3,784,000), mostly from state and governmental agencies and the pay down of accounts payable ($3,128,000). This was funded by the infusion of $2,100,000 gross proceeds from the sales of Series C Preferred Stock and $6,000,000 gross proceeds from the sale of Series D Preferred Stock.

Subsequent to the end of the second quarter, the Company obtained gross proceeds of $2,500,000 for the sale of 125,000 shares of its Series E Preferred Stock. These proceeds were used to pay down a note to ArcVentures as part of the Home Pharmacy acquisition price. As part of the sales of the Series E Convertible Preferred Stock, the Company has obtained a commitment, subject to certain conditions, from the purchase of the Series E Convertible Stock to purchase 125,000 shares of the Series E Convertible Stock, to be designated by the Company, at an aggregate purchase price of $2,500,000. The proceeds are intended to be used to pay the remaining balance of the note due to ArcVentures, Inc. (thus further reducing the current portion of long-term debt).

The Company failed to meet certain financial covenants with respect to the revolving credit line. The Company has had discussions with Foothill Capital Corporation ("Foothill") regarding these covenants, but has not reached an agreement. The discussions are not continuing at present, and the Company believes that the covenants are not likely to be waived or amended. To date, Foothill has still allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement. The Company has not received a letter of default and has received no indication from Foothill that they intend to exercise their right to accelerate the maturity of the debt. However, there can be no assurances that these rights will not be exercised.

The Company is currently exploring other financing options which are available to it. However, there can be no assurance that the Company will be able to obtain alternative financing, or that such financing will be on similar or more favorable terms. In the event the agreement is terminated before its maturity, certain deferred charges could be charged to the income statement.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         On June 10, 1996, the Company filed a complaint in the United States District Court for the District of New Jersey against Bergen Brunswig Drug Company and its parent corporation, Bergen Brunswig (collectively "Bergen"). Prior to June 10, 1996, the Company had been purchasing a substantial portion of its prescription drug requirements through Bergen. The complaint alleges, among other things, that Bergen breached its agreements to supply drugs to the Company by failing to deliver ordered drugs, by attempting to coerce the Company into changing agreed upon payment terms and by attempting to collect payment for delivered drugs directly from the Company's customers. The complaint further alleges that Bergen improperly disparaged the Company to its customers. On June 11, 1996, Bergen Brunswig Drug Company filed a compliant in the United States District Court for the District of Nevada against the Company, its subsidiaries, Dr. Merryman, Dennis Smith, and Tom Warren. Bergen's complaint seeks to recover $7,500,000 from the corporate defendants alleged to be owing for products purchased by the Company. The complaint also seeks to recover an unspecified amount of punitive damages from all of the defendants on theories of breach of an implied covenant of good faith and fair dealing, intentional misrepresentation and negligent misrepresentation in the course of the Company's dealings with Bergen. The parties have agreed to not require responsive pleading to be filed in either action while settlement negotiations are proceeding. If a settlement cannot be reached, management of the Company intends to vigorously defend against the claims in Bergen's complaint.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS ON SENIOR SECURITES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of Stockholders on May 20, 1996. The proposals before the meeting, as described in the Company's proxy statement, were (i) to elect four directors to serve through the annual meeting to be held in 1999; and (ii) to ratify McGladrey & Pullen, LLP, as the Company's auditor. Management's nominees for director set forth in the proxy statement, Byron S. Gergiou, Edward F. Heil, Dr. Sol Lizerbram and Steven F. Mayer, were all elected. The appointment of McGladrey & Pullen, LLP, as auditors was ratified by a vote of 22,985,119 shares in favor, 54,175 against and 20,750 abstaining.

ITME 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated by reference in accordance with the provisions of Rule 12b-32.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDNET, MPC CORPORATION



Dated: August 19, 1996                  By:  /s/ M.B. Merryman
                                             -----------------------------------
                                             M.B. Merryman, President and
                                             Principal Executive Officer


                                        By:  /s/ Kyle Tingle
                                             -----------------------------------
                                             Kyle Tingle, Principal Accounting
                                             Officer


                                        By:  /s/ Thomas C. Warren
                                             -----------------------------------
                                             Thomas C. Warren, Principal
                                             Financial Officer