Form 10-Q
period 1996-09-30
MEDNET MPC CORP
filed 1996-11-14
CIK 832485

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

Commission file number 0-17120
                       -------

                             MEDNET, MPC CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                          88-0215949
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
                                                 Number


871-C Grier Drive,  Las Vegas, Nevada                            89119
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

               Class of Stock                        Amount Outstanding
---------------------------------------- ---------------------------------------

$.001 par value Common Shares            35,581,566 Shares at November 11, 1996
$20.00 par value Preferred
     Shares-Series A                        267,500 Shares at September 30, 1996
$20.00 par value Preferred
     Shares-Series D                          2,500 Shares at November 11, 1996
$20.00 par value Preferred
     Shares-Series E                        125,000 Shares at September 30, 1996

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

Mednet, MPC Corporation

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                   September 30,   December 31,
                                                                      1996            1995
                                                                   -------------   ------------


Assets

Current Assets:
   Cash and cash equivalents ...................................   $    705,000    $     42,000
   Accounts receivable, less allowance for doubtful accounts of
     $1,077,000 at September 30, 1996 and ......................     23,231,000      17,798,000
     $1,375,000 at December 31, 1995
   Inventories .................................................      1,422,000       2,849,000
   Other current assets ........................................      1,804,000         243,000
                                                                   ------------    ------------
        Total current assets ...................................     26,672,000      20,932,000

Property, plant and equipment ..................................      1,422,000       1,532,000
Intangible assets ..............................................     17,060,000      18,582,000
Other assets ...................................................      1,005,000         857,000
                                                                   ------------    ------------
                                                                   $ 46,159,000    $ 41,903,000
                                                                   ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Revolving line of credit ....................................   $  4,956,000    $  3,709,000
   Accounts payable ............................................     16,410,000      17,483,000
   Accrued expenses ............................................      1,340,000       2,139,000
   Current portion of long-term debt ...........................        469,000       2,739,000
                                                                   ------------    ------------
                                                                     23,175,000      26,070,000
Long term debt .................................................            - -       1,422,000

Redeemable convertible preferred stock: $20 par value, (Series A
  267,500 shares outstanding at September 30, 1996) ............      5,350,000       5,350,000

Convertible preferred stock: $20.00 par value, ( Series D
  20,000 shares outstanding at September 30, 1996) .............        400,000             - -
Convertible preferred stock: $20.00 par value, ( Series E
  85,000 shares outstanding at September 30, 1996) .............      1,700,000             - -
Convertible preferred stock: $20.00 par value, ( Series F
  125,000 shares outstanding at September 30, 1996) ............      2,500,000             - -
Common stock: $.001 par value, (42,000,000 shares authorized,
  33,414,484 at September 30, 1996 and 29,149,118 at
  December 31, 1995, issued and outstanding ....................         33,000          29,000
Additional paid-in capital .....................................     47,400,000      42,778,000
Accumulated deficit ............................................    (34,399,000)    (33,746,000)
                                                                   ------------    ------------
Stockholders' equity ...........................................     17,634,000       9,061,000
                                                                   ------------    ------------
        Total liabilities and stockholders' equity .............   $ 46,159,000    $ 41,903,000
                                                                   ============    ============

Mednet, MPC Corporation

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                 For the Three Months Ended
                                                                           September 30,
                                                                ----------------------------
                                                                    1996            1995
                                                                ------------    ------------

Sales .......................................................   $ 24,814,000    $ 27,449,000
Less: cost of sales .........................................     20,454,000      23,390,000
                                                                ------------    ------------
Gross profit ................................................      4,360,000       4,059,000
                                                                ------------    ------------

Selling, general and administrative expenses ................      3,300,000       3,770,000
                                                                ------------    ------------

        Operating income before depreciation and amortization      1,060,000         289,000

Depreciation and amortization ...............................        759,000         649,000

        Operating income (loss) .............................        301,000        (360,000)

Other income (expense):
   Interest and dividend income .............................            - -          11,000
   Interest expense .........................................       (247,000)       (200,000)
   Less:  Subsidiaries net income for period not owned ......            - -        (180,000)
   Other, net ...............................................            - -         (41,000)
                                                                ------------    ------------
   Total other income (expense) .............................       (247,000)       (410,000)
                                                                ------------    ------------

   Net income (loss) ........................................   $     54,000    ($   770,000)
                                                                ============    ============

   Net income (loss) per common share .......................   $       0.00    ($      0.03)
                                                                ============    ============

   Weighted average equivalent number of shares .............     31,192,303      24,338,791
                                                                ============    ============

Mednet, MPC Corporation

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                          For the Nine Months Ended
                                                                 September 30,
                                                         ----------------------------
                                                              1996            1995
                                                         ------------    ------------

Sales ................................................   $ 75,676,000    $ 83,693,000
Less: cost of sales ..................................     62,955,000      71,262,000
                                                         ------------    ------------
Gross profit .........................................     12,721,000      12,431,000
                                                         ------------    ------------

Selling, general and administrative expenses .........      9,595,000      11,137,000
                                                         ------------    ------------

        Operating income before depreciation and .....      3,126,000       1,294,000
amortization

Depreciation and amortization ........................      2,252,000       1,854,000

        Operating income (loss) ......................        874,000        (560,000)

Other income (expense):
   Interest and dividend income ......................         15,000          31,000
   Interest expense ..................................     (1,207,000)       (627,000)
   Less:  Subsidiaries net income for period not owned            - -        (982,000)
   Other, net ........................................         66,000        (134,000)
                                                         ------------    ------------

   Total other income (expense) ......................     (1,126,000)     (1,712,000)
                                                         ------------    ------------

   Net (loss) ........................................   ($   252,000)   ($ 2,272,000)
                                                         ============    ============

   Net (loss) per common share .......................   ($      0.01)   ($      0.09)
                                                         ============    ============

   Weighted average equivalent number of shares ......     29,775,555      24,041,758
                                                         ============    ============

Mednet, MPC Corporation

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                   1996           1995
                                                                              ------------    ------------
Cash flows from (used in) operating activities:
   Cash received from customers ...........................................   $ 70,243,000    $ 79,055,000
   Cash paid to suppliers and employees ...................................    (74,214,000)    (80,707,000)
   Net interest paid ......................................................     (1,192,000)       (596,000)
   Other net ..............................................................         66,000        (134,000)
                                                                              ------------    ------------
        Net cash (used in) operating activities ...........................     (5,097,000)     (2,382,000)
                                                                              ------------    ------------

Cash flows from (used in) investing activities:
   Purchase of property and equipment .....................................       (620,000)       (774,000)
   Purchase of intangible assets ..........................................            - -     (11,458,000)
                                                                              ------------    ------------
        Net cash (used in) investing activities ...........................       (620,000)    (12,232,000)
                                                                              ------------    ------------

Cash flows from financing activities
   Proceeds from borrowings on revolving line of credit, net ..............      1,247,000             - -
   Proceeds from borrowings of long term debt .............................         42,000       3,500,000
   Repayment of borrowings ................................................     (7,460,000)     (1,152,000)
   Net proceeds from issuance of common stock .............................            - -       4,889,000
   Net proceeds from issuance of preferred stock ..........................     12,940,000       7,300,000
   Dividends paid .........................................................       (389,000)            - -
                                                                              ------------    ------------
        Net cash from financing activities ................................      6,380,000      14,537,000
                                                                              ------------    ------------

Net increase (decrease) in cash ...........................................        663,000         (77,000)
Cash balance, beginning ...................................................         42,000       1,711,000
                                                                              ------------    ------------

Cash balance, ending ......................................................   $    705,000    $  1,634,000
                                                                              ============    ============

Reconciliation of net loss to net cash used for operating activities:
   Net (loss) .............................................................   ($   252,000)   ($ 2,272,000)
   Net income of subsidiary for period not owned ..........................            - -         982,000
   Adjustments to reconcile net loss to cash used for operating activities:
        Depreciation and amortization .....................................      2,252,000       1,854,000
        Provision for doubtful accounts ...................................       (298,000)         98,000
   Change in assets and liabilities
        (Increase) decrease in accounts receivable ........................     (5,135,000)     (4,736,000)
        (Increase) decrease in inventories ................................      1,917,000      (1,532,000
        (Increase) decrease in other current assets .......................     (1,561,000)       (256,000)
        (Increase) decrease in other assets ...............................       (148,000)       (606,000)
        Increase (decrease) in accounts payable ...........................     (1,073,000)      4,146,000
        Increase (decrease) in accrued expenses ...........................       (799,000)        (60,000)
                                                                              ------------    ------------

Net cash (used in) operating activities ...................................   ($ 5,097,000)   ($ 2,382,000)
                                                                              ============    ============

Non-cash investing and financial activity:
   Issuance of notes payable to settle FPA shortfall ......................   $        - -    $    892,000
   Converted accounts payable to note payable .............................   $        - -    $  1,300,000
   Conversion of note payable to common stock .............................   $  1,125,000    $        - -
   Conversion of preferred stock to common stock ..........................   $  8,500,000    $        - -
   Escrowed common stock returned for notes payable .......................   $  4,833,000    $        - -


                             MEDNET, MPC CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1996


Note 1.  Basis of Presentation

The consolidated financial statements included herein include the accounts of Mednet, MPC Corporation and its subsidiaries (the "Company"), Medi-Mail, Inc., Medi-Phar, Inc., and Medi-Claim, Inc., and Family Pharmaceuticals of America, Inc. In the opinion of Management, all adjustments considered necessary for fair presentation have been reflected in the consolidated financial statements. These adjustments are of a normal, recurring nature. Operating results for the quarter ended September 30, 1996 are not necessarily indicative of those expected for the full year. The Statements of Operations for the three months and nine months ended September 30, 1995 and the Statements of Cash Flows for the nine months ended September 30 ,1995, have been restated to reflect the Home Pharmacy acquisition.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1995 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instruction, rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2.  Stock Transactions

Stock transactions that occurred during the quarter ended September 30, 1996 were:

         Issuance of 125,000 shares of its Series E Preferred Stock convertible to common stock at the option of the holder and under certain conditions, the Company.

         Issuance of 125,000 shares of its Series F Preferred Stock convertible to common stock at the option of the holder and under certain conditions, the Company.

         Convertible note payable converted
         to common stock                                         348,424  shares

         125,000 shares of Series D Preferred Stock
         converted to common stock                             1,726,021  shares

         40,000 shares of Series E Preferred Stock
         converted to common stock                               667,949  shares

Note 3.  Subsequent Events

In October 1996, 20,000 shares of the Company's Series D Preferred Stock were converted into 350,090 shares of common stock.

In October 1996, 72,500 shares of the Company's Series E Preferred Stock were converted into 1,528,774 shares of common stock.

In November 1996, 10,000 shares of the Company's Series E Preferred Stock were converted into 288,218 shares of common stock

Note 4.  Commitments and Contingencies

Except as set forth in Part II of this Form 10-Q and in the Notes to the Financial Statements included in the Company's Form 10-K for the period ended December 31, 1995, the Company is not a party to any legal proceeding which, in its belief, could have a material adverse effect on the Company.

The Company is exploring financing options which are available to it, including refinancing its current financial obligations. However, there can be no assurance that the Company will be able to obtain alternative financing, or that such financing will be on similar or more favorable terms. In the event the financing agreement with the Company's current lender is terminated before its maturity, certain deferred charges could be charged to the income statement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1996



Results of Operations

The following table sets forth certain financial data as a percentage of consolidated net operating revenues of the Company for the periods presented. It should be noted, however, that the operating results for the quarter and nine months ended September 30, 1996 are not necessarily indicative of those expected for the full year.


                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  ------------------
                                            1996      1995      1996      1995
                                           -------------------------------------

Sales ..................................   100.00    100.00    100.00    100.00

Cost of sales ..........................    82.43     85.21     83.19     85.16
                                           ------    ------    ------    ------

Gross Margin ...........................    17.57     14.79     16.81     14.84

Selling, general and administrative
  expenses .............................    13.30     13.74     12.68     13.30
                                           ------    ------    ------    ------

Operating income before
  depreciation and amortization ........     4.27      1.05      4.13      1.54

Depreciation and amortization ..........     3.06      2.36      2.98      2.21
                                           ------    ------    ------    ------

Operating income/(loss) ................     1.21     (1.31)     1.15     (0.67)

Other income (expense):
  Interest and dividend income .........       --       .04       .02       .04
  Interest expense .....................    (0.99)    (0.73)    (1.59)     (.75)
  Subsidiary operations for
     period not owned ..................       --     (0.66)       --     (1.17)
  Other, net ...........................       --     (0.14)      .09     (0.16)
                                           ------    ------    ------   -------

Total other expense ....................    (0.99)    (1.49)    (1.48)    (2.04)

Net income/(loss) ......................     0.22     (2.80)     (.33)    (2.71)
                                           ======    ======    ======   =======

Consolidated net sales for the quarter ended September 30, 1996 decreased 9.6% ($2,635,000) to $24,814,000 from $27,449,000 for the quarter ended September 30,
1995. Year to date net sales also decreased by 9.6% from $83,693,000 to 75,676,000. Consolidated net sales for the quarter ended September 30, 1996 decreased 1.30% ($327,000) from the quarter ended June 30, 1996.

The decrease in sales is primarily attributable to a decrease in the mail order operations. The decrease in such sales for the quarter and year to date were 21.1% ($3,470,000) and 19.7% (9,777,000), respectively. Several former Home
Pharmacy customers did not continue after the acquisition in September of 1995. This was in part because of the Company's determination not to seek renewal of contracts with very low profit margins. The majority of these contracts ended December 31, 1995. During the first nine months of 1996, in the normal course of business, the Company has acquired and lost customers without significant variation in sales. During the quarter ended September 30, 1996, there were no significant acquisitions or losses. Effective December 31, 1996, FMC, a major mail-order client, did not accept the Company's bid to renew its contract. FMC sales on an annualized basis is $5,000,000. Also during the fourth quarter, the Company signed a letter of intent with the Union Labor Life Insurance Company. Under the terms of the agreement, the Union Labor Life Insurance Company and Zenith Administrators, Inc., both subsidiaries within the ULLICO Inc. holding group (ULLICO), will utilize the Company's integrated retail and mail service prescription drug management services for marketing to potential and existing clients with an additional goal of increasing the number of prescription drug benefit clients. The potential market to the Company is 2 million lives, which includes the 230,000 lives and $50 million of existing prescription benefit management business being serviced by the Company's predecessor. Implementation of sales to existing and potential ULLICO clients is expected to begin in the first quarter of 1997.

Revenues from claims processing increased during the quarter by 17.7% ($1,967,000) and year to date by 14.3% ($4,819,000). This increase was caused by an increase in the customer base over 1995. As in the mail order business, during the nine months ended September 30, 1996 the Company acquired and lost customers, however, there were no significant acquisitions or losses. Effective October 1, 1996, NIS, a major claims processing client, decided to change its service provider. NIS accounted for approximately $10,000,000 in annual sales. As mentioned in the preceding paragraph, 1997 revenues for claims processing is expected to offset the NIS revenue losses through the implementation of the ULLICO contract.

Sales from retail pharmacies decreased significantly as poor performing stores were disposed of or closed, in accordance with the terms and provisions implemented at December 31, 1995. Costs associated with the disposition or closing of the stores as provided for in the December 31, 1995 financial statements. The decrease in retail sales for the quarter and year to date was 57.3%, ($979,000), and 55.9%, ($2,935,000).

Consolidated cost of sales decreased as a percentage of sales and in total dollars for both the quarter and year to date reflecting improved overall margins achieved primarily by non-renewal of certain low margin contracts. Margins were also improved from 1995 with the second quarter 1996 change in the Company's principle supplier.

Sales, general, and administrative expenses decreased in total dollars and as a percentage of sales for the quarter and year to date ended September 30, 1996, compared to the comparable periods from last year. The decrease in expenses as a percentage of sales is attributable to the 1995 acquisition of Home Pharmacy.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the quarter ended September 30, 1996 increased by 266.8% ($771,000). There was also a significant increase in EBITDA as a percentage of sales, to 4.27% from last year's 1.05%. Year to date, EBITDA increased by $1,832,000 (141.6%) compared to the first nine months of 1995. EBITDA increased to 4.13% from 1.54% as a percentage of net sales compared to last year.

Depreciation and amortization expense increased both in dollars and as a percentage of sales for both the quarter and nine months ended September 30, 1996 compared to the same periods last year. This increase is attributable to the Home Pharmacy acquisition on September 15, 1995. This increase was partially offset by the write down of intangible assets in late 1995 primarily for the closure of the South Carolina and Baltimore facilities.

Operating income for the quarter and year to date ending September 30, 1996 was $301,000 and $874,000, respectively. This compares to an operating loss for the quarter and year to date ending September 30, 1995 of ($360,000) and ($560,000), respectively. This improvement is attributable to the items listed above.

Interest expense increased for the quarter and nine months ended September 30, 1996 compared to the same periods last year by 23.5% ($47,000) and 92.5% ($580,000), respectively. The increase reflects the interest on the Company's revolving credit line initiated in December, 1995. Other income is also impacted by the adjustment for subsidiary operations for the period not owned reflecting the purchase of Home Pharmacy.

Liquidity and Capital Resources

Liquidity and cash flow remain a concern to management. Significant contingent liabilities discussed below could further impact cash flow if they materialize. As of September 30, 1996, there was working capital of $3,497,000 compared to deficit working capital of $5,138,000 at December 31, 1995. The working capital position improved primarily due to $4,650,000 current notes payable to ArcVentures being paid from the proceeds of the Series E Preferred Stock ($2,500,000) and Series F Preferred Stock ($2,500,000) and cash flow from operating activities of $1,295,000 generated during the third quarter. Operating activities used $5,097,000 of cash flows during the first nine months of the year. This is primarily attributable to an increase in accounts receivable ($5,433,000), mostly from state and governmental agencies and the pay down of accounts payable ($1,872,000). Such operating cash needs were funded by the gross proceeds from the sales of Series C Preferred Stock ($2,100,000), Series D Preferred Stock, ($6,000,000).

During September 1996, demand was made by certain preferred shareholders for conversion of shares of Series A Preferred Stock to a note payable. The Board of Directors of the Company is considering the Company's response.

Effective September 30, 1996, the Company and Bergen Brunswig Drug Company entered into a non-binding letter of intent to settle the lawsuits each party filed against the other in June, 1996. The proposed settlement is subject to various conditions, including among other things the completion of due diligence, execution of mutually acceptable definitive documentation and agreements with respect to certain open issues. The proposed settlement would resolve a disputed $7.1 million trade payable to Bergen and claims asserted against Bergen by Mednet in the pending lawsuits. The potential settlement with Bergen Brunswig will not increase Mednet's liabilities and will not decrease its cash position.

Pursuant to the May 19, 1995 Purchase of Senior Convertible Note Agreement and their addendum's, demand has been made for the difference between the sales proceeds from the sale of the stock and the guaranteed sales price of the Agreement. The demand made In November 1996 requested funds of less than $285,000.

The Company is exploring financing options which are available to it, including refinancing its current financial obligations. However, there can be no assurance that the Company will be able to obtain alternative financing, or that such financing will be on similar or more favorable terms. In the event the financing agreement with the Company's current lender is terminated before its maturity, certain deferred charges could be charged to the income statement.

Statements regarding the Company's expectations as to sales and certain other information presented in this Form 10-Q constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to, the following: (i) the Company's ability to obtain alternative debt financing may be adversely affected by its past technical defaults on its current debt financing and its uncertainty of future profitability; (ii) failure of revenue on new contracts to develop as estimated;
(iii) unexpected loss of existing contracts; and (iv) materialization of the contingent liabilities would impact the future profitability and cash flow of the Company.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company and its Chief Executive Officer previously entered into a settlement agreement in connection with a class action brought against them by plaintiff Mark Christiansen on January 12, 1995 in the United States District Court for the Southern District of California. A settlement class was certified, consisting of all persons (excluding the defendants and their affiliates) who purchased common stock of Medi-Mail, Inc. between July 1, 1993 and March 31, 1994. Pursuant to the settlement agreement, the Company and its insurance carrier paid $800,000 into a settlement escrow account in May, 1996. Notice of the proposed settlement was given to the settlement class, and the Court held a hearing on approval of the proposed settlement on September 9, 1996. No class member objected to the proposed settlement. On October 28, 1996, the Court entered a Final Judgment and Order of Dismissal with Prejudice, approving the settlement, and terminating the litigation. The period for filing any appeal of the October 28, 1996 Order expires on November 27, 1996. All claims of settlement class members with respect to the purchase of Medi-Mail stock between July 1, 1993 and March 31, 1994 are barred by the settlement, except for those settlement class members who requested exclusion from the class. All amounts which the Company was responsible for were fully accrued in the December 31, 1995 financial statements

         On July 22, 1996, the Company received a "Statement of Respondents" from the Nevada State Board of Pharmacy regarding alleged prescription processing issues. A hearing date was originally scheduled for August 21, 1996 for Medi-Mail, Inc. and staff pharmacists. Legal counsel for the Company requested and received a continuance of four months to November 13, 1996. There has not yet been resolution in this matter. The Executive Secretary of the Nevada State Board of Pharmacy is seeking from the Board appropriate disciplinary action. The Company has not been informed what such sanctions might be. Legal counsel for the Company is of the opinion that the Board's contentions are unsupported under Nevada law. Management intends to contest this administrative proceeding.

         The Company and Bergen Brunswig Drug previously filed lawsuits against each other in June 1996. The parties agreed to not require responsive pleading to be filed in either action while settlement negotiations are proceeding. Effective September 30, 1996, the parties agreed to a non-binding letter of intent to settle the lawsuits. The proposed settlement is subject to various conditions, including among other things the completion of due diligence, execution of mutually acceptable definitive documentation and agreements with respect to certain open issues. The proposed settlement would resolve a disputed $7.1 million trade payable to Bergen and claims asserted against Bergen by Mednet in the pending lawsuits. The potential settlement with Bergen Brunswig will not increase Mednet's liabilities and will not decrease its cash position.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS ON SENIOR SECURITES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. ) Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated by reference in accordance with the provision of Rule 12b-32. a. ) b) Reports on Form 8-K during the quarter. None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 13, 1996

                             MEDNET, MPC CORPORATION







                               By: /s/ Michael B. Merryman
                                   -------------------------------------
                                   Michael B. Merryman
                                   President and Chief Executive Officer




                              By:  /s/ Thomas C. Warren
                                  --------------------------------------
                                  Thomas C. Warren
                                  Chief Financial Officer




                              By:  /s/ Thomas C. Warren
                                  ----------------------------
                                  Kyle L. Tingle
                                  Controller